Form 10KSB
period 1996-03-31
ROLLO ENTERTAINMENT INC
filed 1996-06-25
CIK 1003345

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


[X]      Annual report under Section 13 or 15(d) of the Securities
         Exchange Act of 1934

         For the fiscal year ended    March 31, 1996

[ ] Transition report under Section 13 or 15(d)of the Securities Exchange Act of 1934

         For the transition period from               to

                       Commission file number 33-99084-NY

                            Rollo Entertainment Inc.
                 (Name of Small Business Issuer in Its Charter)

      Delaware                                                   22-3372522
(State or Other Jurisdiction of                               (I.R.S. Employer
Incorporation or Organization)                               Identification No.)


5 Glenfield Road, Glenridge, New Jersey                             07028
(Address of Principal Executive Office)                          (Zip Code)

                           201-655-0388
                (Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: None

                                                 Name of Each Exchange
         Title of Each Class                      on Which Registered
         -------------------                     ---------------------
           None

Securities registered under Section 12(g) of the Exchange Act: None

                                      None
                                (Title of Class)

         Check whether the issuer; (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.
Yes  xx (1)  No
    ----        ----

(1) The Company's Form SB-2 Registration Statement was declared effective by the Securities and Exchange Commission on February 12, 1996 thereby making the Company subject to Exchange Act reporting requirements with this Form 10-KSB being its initial required filing.

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-
KSB or any amendment to this Form 10-KSB.     [ ]

         State issuer's revenues for its most recent fiscal year - $0.

         The aggregate market value for the 312,000 shares of voting stock (all of one class of $.0001 par value Common Stock) held by non-affiliates * of Registrant as of June 18, 1996 is $624,000 based upon an average of the bid ($1.75) and asked ($2.25) prices for such stock as of June 18, 1996. See Item 5
(a) which indicates the limited, if any, trading activity in the Registrant's securities for the periods indicated. By virtue thereof, it is difficult if not impossible to accurately arrive at a completely realistic "aggregate market value" of Registrant shares held by non-affiliates as called for herein especially in view of the fact that the existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". The above statements regarding "aggregate market value" and "established public trading market" should be taken into careful consideration when considering the information contained herein regarding the indicated "aggregate market value" of shares of voting stock held by non-affiliates.

* Affiliates for the purpose of this item refers to the Registrant's officers and directors and/or any persons or firms (excluding those brokerage firms and/or clearing houses and/or depository companies holding Registrant's securities as record holders only for their respective clienteles' beneficial interest) owning 5% or more of the Registrant's Common Stock, both of record and beneficially but does not include the minor son of an affiliate (the latter of whom is Registrant's counsel). Such 312,000 shares consist of 150,000 registered shares of common stock with the balance of 162,000 restricted shares being owned by the minor son of Registrant's counsel - all as of June 18, 1996.

                   ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                           DURING THE PAST FIVE YEARS

         Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a
court.                              Yes       No
                                       -----     -----

                                 Not Applicable

                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 4,650,000 shares as of June 18, 1996.

         Transitional Small Business Disclosure Format: Yes  x  No
                                                            ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

         If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.)into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act").

Registrant's Form SB-2 Registration Statement and Exhibit Book as initially filed and subsequently amended under SEC file #33-99084- NY and as declared effective February 12, 1996. Information regarding such incorporation by reference refers to Part I (Items 1 through 4 inclusive), Part II (Item 6) and
Part III (Items 9 through 12 inclusive) of this Form 10-KSB.

                                TABLE OF CONTENTS

                                                                          Page
                                                                         Number
                                                                         ------
PART I

Item 1.           Description of Business                                     5

Item 2.           Description of Property                                    13

Item 3.           Legal Proceedings                                          14

Item 4.           Submission of Matters to a Vote of
                   Security Holders                                          14

PART II

Item 5.           Market For Common Equity and Related
                   Stockholder Matters                                       14

Item 6.           Plan of Operations                                         15

Item 7.           Financial Statements                                       17
                                                                       F1 - F10

Item 8.           Changes in and Disagreements With
                   Accountants on Accounting and
                   Financial Disclosure                                      18

PART III

Item 9.           Directors, Executive Officers, Promoters
                   and Control Persons; Compliance With
                   Section 16(a) of the Exchange Act                         18

Item 10.          Executive Compensation                                     19

Item 11.          Security Ownership of Certain Beneficial
                   Owners and Management                                     21

Item 12.          Certain Relationships and Related
                   Transactions                                              21

Item 13.          Exhibits, List and Reports on Form 8-K                     23

ITEM 1.           DESCRIPTION OF BUSINESS

THE COMPANY

         Rollo Entertainment Inc. (the "Company") was organized under the laws of the State of Delaware on May 8, 1995, is a development stage company formed so as to operate as an independent artist and repertoire firm (hereinafter "A&R" unless otherwise indicated) dedicated to locating, signing, promoting, recording (i.e. making of demo and master tapes only since the Company does not currently intend to establish its own recording label) and developing (primarily) new musical entertainment artists and marketing such persons by way of contracting of the artist to a recording label (or otherwise as hereinafter may be indicated).

         Representation of recording artists has resulted in the signing of management contracts with certain recording artists. See "Band Development and Advertising" below.

         For the fiscal year ended March 31, 1996 the Company incurred a net loss of $(110,358).

         Potential income from entertainment artists generally may be derived from a negotiated percentage of such artist's gross income earned with the exact percentage dependent, to a significant degree, upon both the current popularity of the artist and the experience of the manager. The range of the percentage of gross income to be derived by the Company is anticipated to range from 20% to 25% and is comparable and substantially the same as the range paid in the industry excepting that industry range (and anticipated Company range) of percentage as relates to publishing is generally 25% to 50% (as hereinafter indicated in "Sources of Potential Income" below). Additionally, the definition of "gross" may vary according to the recording company and/or publishing companies involved. Accordingly, potential Company income may be principally derived from management, production and/or publishing. For more specific information regarding such potential Company sources of income see "Sources of Potential Income" and "Recording Facilities" below.

         The Company's ability to successfully promote and enhance its business activities will depend upon, among other things, its success in identifying recording artists (by attending artists showcases and/or new artist conventions, through recommendations and/or referrals by industry sources and personal contacts and/or review of unsolicited material submitted to it) who meet with (or who may in the future meet with) commercial acceptance, signing such artists to management contracts and having the availability of sufficient funds to promote, manage and develop such clientele's career. As of June 18, 1996 the Company has signed 14 musical entertainment artists to Company management contracts. Each of such contracts are comparable to each other in that the terms and conditions therein each fall within the ranges and percentages referred to in "Sources of Potential Income" and "Band Development and Advertising" below.

SOURCES OF POTENTIAL INCOME

         The Company is not and has no current intentions of establishing its own independent recording label. Rather, it shall offer its A&R services to recording labels, i.e., acting as an independent A&R company, locating talent and introducing such talent to recording labels in an effort, where appropriate, to have such talent signed to recording label contracts. Through utilization of its staff and interns (see "Employees" below) the Company shall continue its musical talent search (worldwide) and thereafter data base its artists into pre-specified industry recognized categories (making such data based material available to major and/or independent recording labels assuming management signs such artists to contractual commitments for developmental purposes).

         Management envisions that the Company's initial principal sources of income can be derived from marketing of its exclusive, signed artistic clientele with its efforts designed to enhance contracting of artist to recording label through direct and (to a lesser extent) telemarketing efforts (including advertising, promoting and distributing selected artists into pre-specified markets). Simultaneously, management intends to promote radio air play and live performances of its clientele in an effort to prove marketability and sales potential.

         Management of the Company has labeled its marketing efforts as either primarily or secondary. Those artists whom management feels have the strongest potential will be contracted exclusively in the following areas:

PRIMARY MARKET -

         Management - in exchange for a to be negotiated percentage of artists gross earnings which generally is in the area of 20% of gross inclusive of participation in recording label recording advances resulting from contracting of Company artist to a major or independent label.

         Production - generally in exchange for a negotiated four to six "points" of artists production rights - each "point" being equivalent to one percent; and

         Publishing - under copyright law, mechanical royalties, i.e. amount collected as royalties by songwriters from record companies which record their songs, is currently $.0625 per composition up to maximum of $.62 per CD. Under publishing agreements with the Company's publishing division, the Company will have the right to collect these royalties and receive a negotiated percentage thereof of generally from 25% to 50% (although this percentage may vary considerably within the projected 25% to 50% range based upon artist recognition).

         Additionally, sources of potential gross income may be derived from (a) merchandising advances and/or sales, i.e. monies received and/or advanced for endorsements, t-shirts, patches and related items (such as programs and posters) sold at concerts and/or by mail order, (b) CD sales, (c) booking agent fees, (d) touring and tour support fees, and
         (e) advances on music publishing royalties and/or a percentage of music published royalties. Further, potential sources of revenue may be derived from the reactivating and reissuance of back catalogs of clients published recorded works (assuming a market exists therefore).

SECONDARY MARKET -

         Joint Ventures - the Company will also offer joint ventures to signed artist(s), i.e. an artist already signed to a producer and manager, or represented by a music attorney. These ventures will be negotiated as the need arises with potential profits to be derived by participation in percentages from management, production and publishing.

         See also "Recording Facilities" - directly below which indicates that from time to time and if and when feasible the Company intends to rent out studio recording time to otherwise unaffiliated persons in order to generate income at such times as it (the Company) does not need to utilize such facilities. Since the primary purpose for establishing the recording facilities is for Company use, management feels that any revenues derived from rental thereof to outside sources may be derived by charging either competitive rates or hourly rates below then existing market rates.

         There can be no assurance that any one or more of the potential sources of income indicated above, even if received, will be sufficient so as to justify the expenditures inherent and incurred therein.

RECORDING FACILITIES

         Management of the Company intends to establish and equip one to three recording facility(ies) at an estimated cost of $64,000 per facility. It is anticipated that minor construction costs and materials will average approximately $10,000 per facility while equipping each facility will average $54,000. Equipment intended to be purchased for each facility will necessarily include the following: (a) 24 track tape machine, (b) 32 input/out mixing console, (c) test tone tapes for calibration, (d) monitors, (e) main power, (f) DAT recorder, (g) compressors, (h) reverb units, (i) delay units, (j) microphones, (k) headphones, (l) 24 channel snake, (m) microphone stands and (n) cable, wiring and related minor matters. Items designated (a) and
(b) above are expected to account for approximately two-thirds of the estimated $54,000 equipment costs.

         In May of 1996 the Company purchased studio equipment necessary so as to establish its initial 24 track recording facility. The total cost for such equipment (inclusive of certain shipping costs and set up - wiring costs approximated $60,000 and was paid out of a portion of the net proceeds received by the Company from its public offering of securities; see "Public Offering of Securities" below. Such facility is located on newly leased premises in Montclair, New Jersey (approximately 20-25 minutes from the Lincoln Tunnel exit into New Jersey). Sound checks for the studio are scheduled for late June 1996. Once fully operational, management intends to hold its second "recording marathon" event during the month of September 1996 (see also "Band Development and Advertising" hereinafter regarding information with respect to the Company's initial recording marathon held during November 1995). Management currently intends to hold an open house at its studio during October 1996 and to invite industry personnel and present Company artists live on its sound stage for showcasing purposes.

         It is management's current intention that its initial aforesaid recording studio will be utilized both for purposes of recording those Company artists under development as well as being utilized, on an hourly rental basis (if and when time permits) by unaffiliated recording artists having no association with the Company so that the Company may be able to generate revenues through recording studio rental time (at such times as it itself does not need to utilize such facilities). If and when a second and/or third recording facility is established, it is currently intended that same shall be utilized to the extent feasible and practicable almost exclusively for those recording artists under management contractual relationships with the Company.

         For further information with respect to the above referenced 24 track studio/recording facility, see Item 2 "Description of Property" hereinafter.

BAND DEVELOPMENT AND ADVERTISING

         Management's current and continuous search for new unsigned artists is primarily being conducted through direct marketing methods to radio stations, entertainment managers and attorneys, club owners, trade publications, recording and rehearsal studios, A&R interns (see also "Employees" below) and direct artist contacts.

         Marketing campaigns may also be held in conjunction with recording labels assuming Company artist is signed to a recording contract since such items as blanket mailings, awareness calls and in-house retail store visits, tour marketing programs, video marketing and artist publicity can and generally are performed by various departments and areas of major recording labels.

         Initial artist development costs (exclusive of studio costs) would necessarily include demo and master tapes, market promotion package including photographs, cassette and video duplication and live showcases while general advertising costs are principally for purposes of preparing and distributing Company brochures, announcements, sales literature, electronic press kit and/or advertisements in trade journals and publications.

         Since its recent commencement of business activities the Company has signed certain potential recording artists to management contracts in such marketing designated areas as pop/rock, alternative rock, techno dance, country, jazz and rap. The Company's continuous search for artistic talent has also resulted in ongoing contractual negotiations with additional artistic talent in the market designated areas indicated above.

         Management of the Company has also contacted various industry personnel (both by mail and phone) to advise of the Company's relatively recent formation and intentions and has circulated flyers in such geographical locations as the New York metropolitan area, London, England, Toronto, Canada, Las Vegas, Nevada and other surrounding environs; which flyers indicated in essence that the Company (a) is now accepting unsigned original bands, artists and songwriters seeking recording, publishing and/or management contracts for review by Grammy Award winning producer John Rollo and staff and (b) will be conducting "recording marathon(s)" in order to identify the best unsigned artists in the tri-state (New York, New Jersey and Connecticut) area. The Company's initial recording marathon, conducted from November 6, 1995 to November 11, 1995, was one intense week of free recording and band showcasing for original bands (in a studio environment) at an unaffiliated studio located in the State of New Jersey. Studio availability of up to one hour was afforded to each recording artist, thus enabling the Company to review, approximately 100 unsigned artists during the marathon. News media coverage of the recording marathon (both in New Jersey newspaper publications as well as on WWOR television 10 O'clock News) has resulted in substantial exposure of the Company to the general public and the free publicity resulting therefrom has created a situation whereby the Company has received and continues to receive substantial unsolicited telephone calls, tapes and CDs which material is currently being followed up and reviewed by the Company, as time permits. Now that the Company has established its initial recording studio it is in a position to utilize same for any future "recording marathons" as it may determine to conduct. See also "Recording Facilities" with respect to establishment of such facility and intentions regarding holding of recording marathon in September 1996.

         The Company's President has recently attended Midem conferences in both Cannes, France in January 1996 and Hong Kong in May 1996 in order to present Company artists for potential licensing and/or recording contracts and also in order to present the Company to foreign entities in an effort to represent foreign artists in the United States. In that respect, the Company recently agreed to represent SBI Records ("SBI") for licensing of its products and artists (primarily United Kingdom artists) within the United States. SBI currently releases in excess of 100 records per year.

         Appearing directly below is list of recording artists signed to management contracts by the Company as of June 18, 1996 with name of artist, type of music being recorded and development status indicated in columnar and footnote form. Each of such contracts are comparable to each other in that the terms and conditions therein each fall within the ranges and percentages referred to in "Sources of Potential Income" Management of the Company continues, as heretofore indicated, to further audition recording artists and is in various stages of contract negotiations with approximately 9- 10 additional recording artists. Artists under contract, as heretofore indicated, are as follows:

Artist, Location                            Music Market               Status
- ----------------                            ------------               ------
1.  Frame, NYC                              Rap                        Currently presenting to labels
2.  Trip to Mars, NJ                        Alternative/               Currently presenting to labels
                                             Rock
3.  Jillene, Switzerland                    Techno Dance               Currently presenting to labels
4.  National Velvet, NJ                     Alternative                Marketing efforts to major labels
                                                                        commenced
5.  Nothing Yet, NJ                         Rock                       Developing Marketing plan for labels
6.  Neurotica, FL                           Alternative/               Currently presenting to labels
                                             Rock
7.  Satellite, AZ                           Alternative                Currently presenting to labels
8.  New Frontier, NJ                        Country                    Marketing plan initiated
9.  The Mist, NJ                            Alternative                Currently presenting to labels
10. Toilet, NJ                              Punk                       Currently presenting to U.S. labels
11. Guy Smiley                              Alternative                Currently presenting to labels
12. The Machine                             Industrial                 Currently presenting to labels
13. Don Geran                               Reggae                     Currently presenting to reggae labels
                                                                        in U.S.
14. Wolfgang Mutspiel                       Jazz                       Signed to Management Contract in June
                                                                        1996

Footnotes refer to artist of same number.

1. Initial song expected to be released on compilation CD outside the United States.

2.       Currently performing live throughout the tri-state area.

3. Potential releases of completed album for Austrian, German and United Kingdom territories under active negotiations with separate release for Asian territories under consideration.

4. Demo and video production completed. This group was chosen from the Company's initial "recording marathon".

5.       Recording demo at newly established studio in July 1996.

6.       Will be recording new material at Company recording studio in July
         1996.

7.       Showcasing for major labels in Los Angeles during June 1996.

8. In final stages of negotiation for overseas production deal with major recording label, to include CD, video, extensive tour dates and television and radio appearances. Record release date is anticipated for September 1996 with additional songs to be recorded at Company facilities in late June 1996.

9. Currently playing live in New York City with showcase(s) being established so as to enable A&R representatives of major labels to see group live.

10. Signed to United Kingdom recording label with release of first single scheduled for July 1996. Showcasing in New York during June 1996.

11. Initially financed by Canadian government "Arts Grant" to record and promote initial CD. Currently touring in Canada with expected United States arrival in July 1996 so as to showcase in New York and record new material at Company studio.

12.      Expecting to be in position to review offer by end of August 1996.

13. Don is currently touring on West Coast. Arrangements for European release being concluded.

14.      This renowned (see Penguin Guide to Jazz - current/1994 edition, page
         960) jazz recording artist and composer is signed to Polygram, Europe and is expected to release a new CD in September 1996 in Europe. Marketing efforts within the United States have commenced.

         The Company has developed a "homepage" concept currently programmed into the internet so that internet users can readily obtain information about the Company and its services by accessing thereto through utilization of standard personal computer and proper, readily available software. The concept - entitled "The Underworld of Music" is designed to open up an underground market for unsigned original artists via the worldwide web homepage which can be viewed by anyone worldwide that has access to the internet, as aforesaid, who accesses the Company's assigned internet code and utilizes the on screen menu and available Company options. Features of the homepage currently include (a) a cover page introducing the Company and its business purposes, (b) studio, industry and artist happenings and (c) Company profile with artist submission requirements. The concept of the homepage is to satisfy secondary markets (i.e. original unsigned bands that may have potential but need additional artist development) and, at the same time offer a buffer zone for screening submissions with the homepage acting as a service menu to all who view it. Management intends to update its menu and corresponding available information as if and when developments warrant.

EMPLOYEES

         The Company currently has five full time employees inclusive of its two officers, Such two officers are employed pursuant to written full time employment agreements (see Item 10 "Executive Compensation").

         As heretofore indicated, the Company has already established an A&R "intern" network whereby interns are being employed on an exclusive, commission only basis. To date, the Company has an intern east coast representative located in New York, a west coast intern located in Las Vegas, Nevada, a third intern located in Toronto, Canada and one additional intern working out of its New Jersey location. The intern(s) primary objectives are to distribute Company information throughout their territories, in music stores, clubs and to radio stations and college campuses and to concentrate their efforts on locating and reviewing new artists (via, for instance attendance at live showcases) for Company management's consideration.

         Since closing of the Company's public offering of securities (see below), it has hired three A&R representatives who intend to concentrate their respective efforts on promoting Company artists to record labels (as well as to locate and develop new artistic talent). Such full time salaried A&R representatives (listed in alphabetical order) are as follows:

DAVE FELD - has had approximately 8 years of experience in the recording industry having previously served as an A&R representative with Atlantic Records from June 1989 to June 1992 and having subsequently operated as an independent A&R consultant until associating with the Company. Mr. Feld has been responsible for the signing of certain relatively well known recording artists to the Atlantic label and has worked with certain well known producers during his employment as an A&R representative for certain acts already signed to Atlantic.

RON JOHNSON - subsequent to his receipt of a Bachelor of Science degree from City University of New York was employed as a staff accountant dealing with certain clients engaged in the music/entertainment industry. Mr. Johnson, in his A&R capacity, will be principally responsible for dealing with and developing talent in the R&B, Rap and Dance music areas.

DEREK SIMON - subsequent to his receipt of a Bachelor of Arts degree in 1988 Mr. Simon has been engaged for approximately 8 years in various areas of the entertainment industry, having most recently (September 1994 to January 1996) been employed as Senior Director of Marketing for Roadrunner Records. Prior thereto and from September 1991 to September 1994 Mr. Simon was Associate Director of Marketing at Columbia Records, being engaged in marketing and promotional efforts for a diverse group of new and established artists.

         The Company has commenced initial discussions with a view towards eventually establishing branch offices both within and outside the United States in such foreign locations as London, England, Paris, France and Geneva and/or Montreux, Switzerland. These initial negotiations are in their formative stages and it remains premature at this time to determine to what extent, if any, such negotiations will lead to fruition.

PUBLIC OFFERING OF SECURITIES

         On November 7, 1995, the Company filed a Form SB-2 Registration Statement under the Securities Act of 1933, as amended, with the New York Regional Office of the Securities and Exchange Commission. The offering was declared effective on February 12, 1996. Pursuant to the offering, the Company sold 150,000 shares of its common stock at $2.00 per share. Closing with respect to the aforesaid public offering was held on April 9, 1996. For further information concerning such Registration Statement, see file #33-99084-NY at the Securities and Exchange Commission's Regional Office in New York City or at its principal office in Washington, D.C.

         Additionally, and pursuant to the Underwriting Agreement between the Company and its Underwriter (Greater Metropolitan Investment Services, Inc.), the Underwriter purchased (at nominal cost) a total of 15,000 Underwriter's Common Stock Purchase Warrants, each of which Warrants entitles the Underwriter to purchase one share of the Company's common stock at $2.25 per share; said Warrants being exercisable, in whole or in part, commencing February 12, 1997 and expiring February 12, 2001.

         As of June 18, 1996, the Company had a total of 4,650,000 shares of common stock outstanding, 4,500,000 shares of which were issued as restricted securities prior to the Company's filing of its aforesaid Form SB-2 Registration Statement in November of 1995.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company currently maintains is executive offices, rent free, at the home of its President, John Rollo, at 5 Glenfield Road, Glenridge, New Jersey 07028 and its telephone number is 201- 655-0388. Management has located and established (in May 1996) an additional executive office and recording facility(ies) in Montclair, New Jersey has hereinafter indicated..

         The Company's Glenridge offices already contain such necessary office equipment as computers, fax machines, typewriters, telephones (as well as standard office supplies and equipment) and by the nature of such equipment it is not anticipated that any significant difficulties will exist in order to "hook up" each office established with each other office (be it by way to computer and modem, fax facilities, etc.).

         On May 1, 1996, the Company entered into a five year lease agreement for the rental of office space and more importantly studio recording facilities at 180 Bloomfield Avenue, Montclair, New Jersey 07042. In accordance with the terms of the lease, the

Company occupies approximately 4,500 square feet of space on the entire second floor of a three story building. Such facilities are utilized for both executive offices and its aforesaid recording studio. The premises was formerly utilized as a theater and has a sound stage which is currently being utilized for video shots and will be utilized for live in-house industry performance showcases. Management was attracted to this facility because of its acoustic nature enhanced by its 13 foot ceiling. The premises is now divided into a control room, a MIDI (writing) room, two offices and two additional rooms on each side of the stage as well as a kitchen area and supply room. The lease commenced May 1, 1996 and requires base monthly rental payments of $1,500 per month for the first year with ten percent (10%) increases for each of the remaining years.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not presently a part to any material litigation nor, to the knowledge of management, is any material litigation threatened.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's initial fiscal year ended March 31, 1996 and it intends to hold its annual meeting of stockholders within 90 to 120 days from the close of such fiscal year. See also "Supplemental Information" hereinafter.

                                     PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

         (a) Marketing Information. The following table sets forth, for the periods indicated, the range of high and low bid prices on the dates indicated for the Company's securities indicated below for each full quarterly period within the two most recent fiscal years (if applicable) and any subsequent interim period for which financial statements are included and/or required to be included.

Fiscal Year Ended March 31, 1996               Quarterly Common Stock Price
          By Quarter                                    Ranges (1)
- --------------------------------               -------------------
Quarter                       Date               High                      Low
- -------                       ----               ----                      ---
 4th                       March 31, 1996         (1)                      (1)

Fiscal Year Ended March 31, 1997               Quarterly Common Stock Price
          By Quarter                                    Ranges (1)
- --------------------------------               -------------------
Quarter                       Date               High                      Low
- -------                       ----               ----                      ---
 1st                   June 18, 1996 (2)         $1.75                    $1.75

(1) There was no public market for any of the Company's securities prior to April 9, 1996 - the date of the closing of the Company's public offering of securities and the first date that price quotations appeared is as indicated in footnote 2 below. The existence of limited or sporadic quotations should not of itself be deemed to constitute an "established public trading market". To the extent that limited trading in the Company's Common Stock has taken place, such transactions have been limited to the over-the-counter market (except as otherwise may be indicated hereinafter). All prices indicated herein are as reported to the Company by broker-dealer(s) making a market in its securities in the National Quotation Data Service ("pink sheets") and/or in the Electronic Over-the-Counter Bulletin Board (the latter under the symbol
         ROLO). The aforesaid securities were not traded or quoted on any automated quotation system (other than as may be indicated herein). The over-the-counter market quotes indicated above reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

(2) The first printed quotation the Company has been able to receive has been as of June 19, 1996, at which time the bid price of $2.25 was indicated.

         (b) Holders. As of June 19, 1996 the approximate number of stockholders of the Company's Common Stock (as indicated on its transfer agent's June 18, 1996 certified list of stockholders) amounted to 7 persons and/or firms (inclusive of those brokerage firms and/or clearing houses and/or depository companies holding the Company's securities for their respective clientele - each such brokerage house, clearing house and/or depository firm being considered as one record holder). The exact number of beneficial owners of the Company's securities is not known but would necessarily exceed the number of record owners indicated above in that brokerage firms and/or clearing house and/or depository companies are normally record owners for presumably any number of unidentified beneficial owners.

         (c) Dividends. The payment by the Company of dividends, if any, in the future rests within the discretion of its Board of Directors and will depend, among other things, upon the Company's earnings, its capital requirements and its financial condition, as well as other relevant factors. The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements , does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

         (d) Transfer Agent. The transfer agent for the Company's common stock is Trust Company of New Jersey, 35 Journal Square, Jersey City, New Jersey 07306.

ITEM 6.           PLAN OF OPERATIONS

         Due in part to the facts that (a) the Company was only relatively recently organized in May of 1995, (b) initial funding necessary so as to commence activities was received in July 1995 (through the sale of shares of Company Common Stock as hereinafter indicated in Item 12), (c) no revenues from operations have been received through March 31, 1996 and (d) the Company only recently, on April 9, 1996, received net proceeds from the sale of shares of its common stock (as hereinbefore described in Item 1) - the Company's plan of operation is primarily and principally as heretofore indicated in Item 1 and the subheadings thereunder (as well as in its February 12, 1996 Prospectus; the full contents of which have hereinbefore been incorporated by reference). Accordingly, reference is herewith made to Item 1 herein and the "Application of Proceeds" section to the Company's aforesaid Prospectus for specific details regarding Company plans for the next 12 months of its operations including the manner in which it intends to satisfy its cash requirements over such period of time and most specifically the information detailed therein regarding Company plans for establishing and equipping recording facilities (through utilization of a portion of the net proceeds received from its public offering of securities) and the manner in which management of the Company intends to operate as an independent A&R firm dedicated to locating, signing, promoting, recording and developing musical entertainment artists. With respect to the former (i.e. recording facilities), reference is herewith made to Item 1 "Recording Facilities" and Item 2 "Description of Property". With respect to the latter, the Company has recently signed 14 recording artists to management contracts, is in active negotiations with approximately 9-10 additional recording artists (both within and without the U.S.), a number of whom it expects to sign to management contracts within the near future (although no assurance with respect to such signing may be given at this stage) and has recently concluded (in November 1995) its first annual "recording marathon" (as heretofore indicated in
Item 1) whereat it expected to and did sign certain recording artists to management contracts. Unsigned band/recording artist response and participation in the aforesaid "recording marathon" (as well as unsolicited media - print and television - coverage thereof) exceeded management's expectations. Accordingly, management has recently contemplated the feasibility of conducting substantially similar "recording marathon(s)" as funding and time permits. Having established its own initial recording studio and expecting same to be operational in late June 1996, management intends to hold its second recording marathon in September 1996 at its newly established Montclair, New Jersey facilities. See also Item 1 Recording Facilities.

         The Company's plan of operation for the next twelve months (in addition to as indicated above) indicates (a) management's belief that the Company can satisfy its cash requirements and operate, in the manner indicated in its Prospectus, without raising additional funds during the next twelve months, (b) that the only expected purchase or sale of plant and/or significant equipment relates to the Company's establishing recording studio(s) and (c) management's intentions to hire certain additional employees if, as and when needed. See also
Item 1 "Employees".

         The Company, as of March 31, 1996 had total assets of $22,794 and total liabilities of $80,352 (of which $70,000 is represented by a long term note payable to a majority stockholder). From its inception (May 8, 1995) through March 31, 1996 the Company has incurred losses totaling $110,358. The March 31, 1996 financial statements do not take into account or consideration the Company's subsequent receipt (in April 1996) of net proceeds of $235,750 from its public offering of securities nor does it take into account or consideration the subsequent loan to the Company by its counsel and a principal stockholder of $32,500 in May 1996. See notes 8 and 9 to audited financial statements. The company's assets are kept in a highly liquid form with a significant portion of its cash assets being presently placed in interest bearing account(s). By placing the Company's funds in relatively liquid assets, the Company balances its need to have quick access to its assets in the form of cash (for carrying out its business purposes any time that an appropriate opportunity arises) with the desire to earn interest income at competitive rates to help defray ongoing administrative costs.

         As of March 31, 1996 the Company did not have any current material commitments for capital expenditures. Its capital is considered adequate for all intended or anticipated administrative expenses.

ITEM 7.           FINANCIAL STATEMENTS

         The following financial statements have been prepared in accordance with the requirements of Regulation S-X and supplementary financial information included herein, if any, has been prepared in accordance with Item 302 of Regulation S-K, such information appears on pages F-1 through F-10 inclusive of this Form 10-KSB, which pages follow this page.

                            ROLLO ENTERTAINMENT INC.
                                 MARCH 31, 1996
                                    CONTENTS

                                                           Page
                                                           ----
Independent Auditor's Report                                F-1
Balance Sheet                                               F-2
Statement of Operations                                     F-3
Statement of Stockholders' Deficiency                       F-4
Statement of Cash Flows                                     F-5
Notes to Financial Statements                             F-6 - F-10

                      [BEDERSON & COMPANY LLP LETTERHEAD]


                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders of
Rollo Entertainment Inc.
Glen Ridge, New Jersey


We have audited the accompanying balance sheet of Rollo Entertainment Inc. (a development stage company) as of March 31, 1996 and the related statements of operations, stockholders' deficiency and cash flows for the period from May 8, 1995 (date of inception) to March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Rollo Entertainment Inc. at March 31, 1996 and the results of its operations and its cash flows for the period from May 8, 1995 (date of inception) to March 31, 1996 in conformity with generally accepted accounting principles.


                                              BEDERSON & COMPANY LLP


                                              /s/ BEDERSON & COMPANY LLP
                                              --------------------------


West Orange, New Jersey
May 21, 1996

                                     F (1)

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 1996





                          ASSETS
CURRENT ASSETS:
  Cash                                               $   4,720
                                                     ---------

PROPERTY AND EQUIPMENT, net of accumulated
  depreciation of $247                                   1,700
                                                     ---------

OTHER ASSETS:
  Organization costs                                     1,316
  Public offering expenses                              15,058
                                                     ---------

  TOTAL OTHER ASSETS                                    16,374
                                                     ---------


TOTAL ASSETS                                         $  22,794
                                                     =========



          LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
  Accounts payable                                   $   4,400
  Payroll taxes withheld and accrued                     5,733
  Accrued expenses                                         219
                                                     ---------

  TOTAL CURRENT LIABILITIES                             10,352
                                                     ---------

LONG-TERM DEBT:
  Note payable - stockholder                            70,000
                                                     ---------

STOCKHOLDERS' DEFICIENCY:
  Common stock, $.0001 par value,
    authorized 10,000,000 shares;
    issued and outstanding 4,500,000 shares                450
  Additional paid-in capital                            52,350
  Deficit accumulated during the development stage    (110,358)
                                                     ---------

  TOTAL STOCKHOLDERS' DEFICIENCY                       (57,558)
                                                     ---------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY       $  22,794
                                                     =========

                     The accompanying notes are an integral
                       part of these financial statements.

                                     F (2)

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
          PERIOD FROM MAY 8, 1995 (DATE OF INCEPTION) TO MARCH 31, 1996







REVENUES                                               $      --
                                                       -----------

OPERATING EXPENSES:
  Officer's salaries                                        57,300
  Studio and video recording cost                           20,407
  Artist and musician cost                                   5,200
  Payroll taxes                                              5,901
  Office expenses                                            5,914
  Shows and conventions                                      5,285
  Professional fees                                          4,900
  Travel                                                     2,292
  Telephone                                                  1,183
  Advertising                                                1,510
  Taxes                                                        200
  Depreciation                                                 247
                                                       -----------

  TOTAL OPERATING EXPENSES                                 110,339
                                                       -----------

LOSS FROM OPERATIONS BEFORE OTHER EXPENSES
  AND PROVISION FOR INCOME TAXES                          (110,339)

OTHER EXPENSES:
  Interest expenses - stockholder                               19
                                                       -----------

LOSS BEFORE PROVISION FOR INCOME TAXES                    (110,358)

PROVISION FOR INCOME TAXES                                    --
                                                       -----------

NET LOSS                                               $  (110,358)


LOSS PER SHARE                                         $      (.02)
                                                       ===========


WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING     4,500,000
                                                       ===========

                     The accompanying notes are an integral
                       part of these financial statements.

                                     F (3)

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
          PERIOD FROM MAY 8, 1995 (DATE OF INCEPTION) TO MARCH 31, 1996


                                                                Deficit
                                                              Accumulated
                                  Common Stock    Additional  During the
                                -----------------
                                Number of          Paid-in    Development
                                  Shares   Amount  Capital      Stage         Total
                                ---------   ----   --------    ---------    ---------
Inception - May 8, 1995              --     $--    $   --      $    --      $    --

July 1995, issuance of
  common stock for cash                21      1     49,999         --         50,000

September 1995, issuance of
  common stock to an officer
  for operating expenses paid
  on behalf of Company                  8      1      1,483         --          1,484

September 1995, issuance of
  common stock for operating
  expenses                             16      1      1,315         --          1,316

Stock split                     4,499,955    447       (447)        --           --

Net loss                             --      --        --       (110,358)    (110,358)
                                ---------   ----   --------    ---------    ---------


BALANCE - March 31, 1996        4,500,000   $450   $ 52,350    $(110,358)   $ (57,558)
                                =========   ====   ========    =========    =========

                   The accompanying notes are an integral part
                         of these financial statements.

                                     F (4)

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
          PERIOD FROM MAY 8, 1995 (DATE OF INCEPTION) TO MARCH 31, 1996


CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(110,358)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation                                            247
      Issuance of common stock for operating expenses       2,800
      Increase in operating liabilities:
        Accounts payable                                    4,400
        Payroll taxes withheld and accrued                  5,733
        Accrued expenses                                      219
                                                        ---------

  NET CASH USED BY OPERATING ACTIVITIES                   (96,959)
                                                        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment                    (1,947)
  Organization costs paid                                  (1,316)
                                                        ---------

  NET CASH USED BY INVESTING ACTIVITIES                    (3,263)
                                                        ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock                   50,000
  Proceeds from stockholder note                           70,000
  Public offering expenses                                (15,058)
                                                        ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES               104,942
                                                        ---------

NET INCREASE IN CASH                                        4,720

CASH - beginning of period                                   --
                                                        ---------

CASH - end of period                                    $   4,720
                                                        =========


NON-CASH OPERATING ACTIVITIES:
  Common stock issued for operating expenses            $   2,800
                                                        =========

                     The accompanying notes are an integral
                       part of these financial statements.

                                     F (5)

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Organization
              Rollo Entertainment Inc. was incorporated in the State of Delaware on May 8, 1995, and is in the development stage with a limited operating history. The Company currently operates as an independent artist and repertoire firm representing musical entertainment artists. Its only source of funds has been from the issuance of common stock and issuance of a note for cash from a stockholder.

              Basis of Accounting
              The Company maintains its records on the accrual basis of accounting. Income is recognized when services are performed in accordance with written contracts. Expenses are recorded when incurred.

              Certain Significant Risk and Uncertainties
              The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during this period. Actual results could differ from those estimates.

              Property and Equipment
              Property and equipment, including significant betterments, are recorded at cost. Upon retirement or disposal of properties, the cost and accumulated depreciation are removed from the accounts, and any gain or loss is included in income. Maintenance and repair costs are charged to expense as incurred.

              Depreciation
              Depreciation of property and equipment is provided for over the estimated useful life of five years. Depreciation is recorded on the straight-line method.

              Organization Costs
              All costs incurred by the Company in connection with its incorporation and organization have been capitalized and will be amortized over a period of sixty (60) months after it has commenced significant operations.

              Loss Per Common Share
              Loss per common share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period.

              Expenses Related to the Proposed Public Offering
              All costs to be incurred by the Company in connection with the proposed public offering of the Company's securities will be charged to additional paid-in capital upon the successful completion of the offering. The effective date of the public offering was on February 12, 1996 and the closing date was April 9, 1996 (see Note 9).


                                     F (6)

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 2 - PROPERTY AND EQUIPMENT

              The components of property and equipment are as follows:

                         Office equipment                     $1,947

                         Less:  Accumulated depreciation         247
                                                              ------
                                                              $1,700
                                                              ======


NOTE 3 - NOTE PAYABLE - STOCKHOLDER

              On March 29, 1996, the Company issued in exchange for $70,000 a five percent (5%) unsecured note due on June 30, 1998 to Targas Trading SA, a majority stockholder. Interest accrued at March 31, 1996 was $19.

NOTE 4 - INCOME TAXES

              The Company adopted Statement of Financial Accounting Standard 109 ("SFAS"). SFAS 109 provides for an asset and liability approach to accounting for income taxes that require the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that will be recognized in the Company's financial statements or tax returns.

              In estimating future consequences, SFAS 109 generally considers all expected future events other than proposed changes in the tax law or rates prior to enactment.

              Deferred income taxes at March 31, 1996 relates to a federal and state net operating loss of $110,358 and $110,158, respectively, which has been fully offset by a valuation allowance. The valuation allowance has been established equal to the full amount of the deferred tax assets, as the Company is not assured at March 31, 1996, that it is more likely than not that these benefits will be realized.

              A reconciliation between the statutory federal income tax rate (34%) and the effective income tax rates based on continuing operations is as follows:

                         Statutory federal income tax benefit       $(37,522)



                         State income tax benefit                     (9,914)

                         Valuation allowance                          47,436
                                                                    --------
                         Total provision for income tax             $   -
                                                                    ========

              Federal net operating loss carryforward of $110,358 will expire in the year 2011 and the state net operating loss of $110,158 will expire in the year 2000.


                                     F (7)

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996




NOTE 5 - COMMITMENTS

              The Company previously maintained its office, rent free, at the home of its president. On May 1, 1996, the Company entered into a 5 year lease agreement for the rental of its new offices commencing May 1, 1996 (see Note 9). The lease terms require base monthly rent of $1,500 per month for the first year with ten percent (10%) increases for each of the remaining years. The minimum annual future payments are as follows:

                         Year Ended
                          March 31,
                            1997                             $16,500
                            1998                              19,650
                            1999                              21,615
                            2000                              23,776
                            2001                              26,149

              The Company entered into an employment agreement with its President, John Rollo, for a term of two (2) years commencing upon closing of the Company's public offering of securities and terminating two years from the date of such closing. The agreement provides for an annual salary of $75,000 per year, all or a portion of which, dependent upon the net proceeds raised, shall be paid out of the net proceeds of the public offering. If and to the extent that such salaries are not paid out of the net proceeds of the public offering they shall be accrued and paid when the Company generates sufficient revenues from its operations. The agreements became effective on April 9, 1996 (see Note 9).

              The Company entered into an employment agreement with its Secretary - Treasurer, Scott Patterson, for a term of two (2) years commencing upon closing of the Company's public offering of Securities and terminating two years from the date of such closing. The agreement provides for an annual salary of $50,000 per year, all or a portion of which, dependent upon the net proceeds raised, shall be paid out of the net proceeds of the public offering. If and to the extent that such salaries are not paid out of the net proceeds of the public offering they shall be accrued and paid when the Company generates sufficient revenues from its operations. The agreement became effective on April 9, 1996 (see Note 9).

NOTE 6 - COMMON STOCK

              On October 12, 1995, the Company amended its certificate of incorporation increasing its total number of shares of common stock authorized from 200 shares to 10,000,000 shares. Immediately thereafter, the Company effectuated a 100,000 for 1 stock split to its then outstanding 45 shares of common stock so that immediately subsequent thereto, the number of common shares outstanding are 4,500,000 shares.


                                     F (8)

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 6 - COMMON STOCK (Continued)

              The accompanying financial statements reflect the retroactive effect of the stock split, where applicable.

              In July 1995, the Company issued 2,070,000 (post split) shares of common stock at $.02 per share for $50,000.

              In July 1995, the Company issued 810,000 (post split) shares of common stock at $.0018 per share to its President for operating expenses paid on behalf of the Company in the amount of $1,484.

              In July 1995, the Company issued 1,620,000 (post split) shares of common stock at $.0008 per share to its legal counsel for operating expenses paid on behalf of the Company in the amount of $1,316.

NOTE 7 - CONDITIONAL STOCK OPTION PURCHASE AGREEMENT

              The President, in accordance with the terms and conditions of a written addendum to his employment agreement (see Note 5), was granted certain non-assignable conditional stock options to purchase a number of additional shares of common stock at $.20 per share, based upon the Company achieving certain specifically set forth goals within three years from the date of the closing of its public offering of securities, as follows:

                         Gold Certification - 250,000 stock options

                         Platinum Certification - An additional 100,000 stock options

                         Multi platinum Certifications - An additional 50,000 stock options

              Gold certification refers to the sale of no less than 500,000 albums, CD's or cassettes within the continental United States. Platinum certification refers to the sale of one million, while Multi platinum refers to the sale of more than one million albums, CD's and cassettes sold within the continental United States.

NOTE 8 - RELATED PARTY TRANSACTIONS

              A majority stockholder, Targas Trading SA, advanced the Company $70,000 in exchange for a five percent (5%) unsecured note due on June 30, 1998. Interest has been accrued at March 31, 1996 in the amount of $19. The balance of the note at March 31, 1996 was $70,000.

              The Company's legal counsel and a principal stockholder, was paid the sum of $32,500 for legal services with regard to the Company's Public offering on April 9, 1996 (see Note 9). On May 3, 1996, the Company issued in exchange for $32,500 a five percent (5%) unsecured note due on demand to the same principal stockholder.

                                     F (9)

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996


NOTE 9 - SUBSEQUENT EVENTS

              On April 9, 1996, the Company sold 150,000 shares of common stock for $235,750, net of public offering expenses of $64,235.

              On April 9, 1996, the Company issued to the Company's underwriter 15,000 common stock purchase warrants for a nominal consideration ($15). Each warrant is exercisable at $2.25 per share commencing on February 12, 1997 and expiring on February 12, 2001.

              The Company entered into a lease agreement on May 1, 1996 for the rental of office space for a term of five (5) years commencing May 1, 1996.

              On May 3, 1996, the Company issued in exchange for $32,500 a five percent (5%) unsecured note due on demand.


                                     F (10)

ITEM 8. CHANGES IN THE AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         No disagreements with accountants on accounting and financial disclosure matters existed during the Company's fiscal year ended March 31, 1996.

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The Directors and Executive Officers of the Company, as of June 18, 1996, were as follows:

*Name and Address              Position(s) Held                Age
- -----------------              ----------------                ---
John Rollo                    President and                     41
5 Glenfield Road              Director
Glenridge, NJ  07028

Scott Patterson               Secretary-Treasurer               32
16 Morningside Avenue         and a Director
North Haledon, NJ  07508

* Both of the above named individuals have served in the capacities indicated since the Company's formation in May 1995 and each may be deemed a "parent" and "promoter" of the Company as those terms are defined in the Rules and Regulations promulgated under the Securities Act of 1933, as amended.

         Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

JOHN ROLLO (40 years of age) has been President and a director of the Company since its inception in May of 1995. Prior thereto and for a period of approximately 20 years, Mr. Rollo has been engaged in the creative development and technical production of musical recordings and in such capacity has been the recipient of a Grammy Award for engineering and mixing of Jimmy Cliff's "Cliffhanger" and a second Grammy Award for participating (producing Joe Cocker's contribution) in the Bodyguard soundtrack CD for Arista Records. Additionally, Mr. Rollo has earned Recording Industry Association of America ("RIAA") awards for his involvement with in excess of 20 Platinum and 15 Gold Record sales worldwide; RIAA being the recognized industry association for sales certification purposes. He has signed many new artists to major labels both in England and the United States; working with the artists in order to develop songs, produce recordings and overseeing progress through the various creative phases leading up to and including final contract negotiations. In addition to the aforementioned Grammy Award winners, Mr. Rollo has been engaged as producer and/or engineer with the following recognized recording artists (as well as others): Joe Cocker, Jimmy Cliff, Southside Johnny & the Asbury Jukes, Phoebe Snow, Bonnie Tyler, Paul Young, The Kinks, Eric Clapton, George Benson, Kool & the Gang, O'Jays, Stevie Nicks and Gang of Four. In addition to Mr. Rollo's independent activities, as outlined above, he has acted as chief engineer and record producer for the House of Music (then located in West Orange, New Jersey) from 1985-1990. Mr. Rollo currently devotes his full time and best efforts to the Company's business activities and intends to continue to do so in accordance with the terms and conditions of a written two year employment agreement with the Company.

Securities owned of record and/or beneficially: 810,000 shares of common stock as of June 18, 1996.

SCOTT PATTERSON (30 years of age) has been Secretary-Treasurer and a director of the Company since its inception. Mr. Patterson has had in excess of 10 years of experience in various aspects of studio management, engineering, artist management and production aspects within the recording industry and has worked with the Company's President (on various independent projects) for approximately the past 5 years. Additionally, from 1988 to May 1995 Mr. Patterson was employed in certain specific entertainment related areas as follows and all within the State of New Jersey: (a) studio manager for PMR Studios from 1988-1989, (b) music production for Indie Music Productions from 1989-1992 and (c) music production for Independent Artists and Repertoires from 1992-May 1995. Mr. Patterson currently devotes his full time to the Company's business activities in accordance with the terms and conditions of a written two year employment agreement with the Company which commenced April 9, 1996.

Securities owned of record and/or beneficially: -0- shares of common stock as of June 18, 1996.

ITEM 10.          EXECUTIVE COMPENSATION

         Remuneration paid (and/or accrued, if applicable and so specifically indicated) to current officers and/or directors of the Company during fiscal year ended March 31, 1996 is indicated in the chart appearing directly hereinafter.

                                                         Securities
                                    Salaries, Fees,     or Property,      Aggregate of
                       Capacities   Directors' Fees,  Insurance Benefits   Contingent
 Name of                In Which      Commissions     or Reimbursement,     Forms of
Individual               Served       and Bonuses     Personal Benefits   Remuneration
- ----------             ----------   ----------------  ------------------  ------------
John Rollo             President and   $51,300             $ (2)            $ (1)
                        Director

Scott Patterson        Secretary/      $ 6,000             $ -0-            $ -0-
                        Treasurer and
                        Director

         The Company has entered into written two year employment agreements with its two officers which agreements commenced April 9, 1996 (upon closing of its public offering of securities) and pursuant to which the Company's President and Secretary-Treasurer are entitled to receive annual salaries of $75,000 and $50,000 respectively. If and to the extent that such first year's salaries are not paid out in the manner contemplated, same shall be accrued on the books and records of the Company and paid to such persons if and when the Company generates sufficient revenues therefore, without prejudice to its day to day business operations.

         No compensation of any nature was paid to any director for services rendered to the Company in such capacity excepting for repayment made, if any, for accountable expenses incurred on the Company's behalf.

(1) In accordance with the terms and conditions of a written addendum to the aforesaid employment agreement between the Company and its President (John Rollo), such officer was granted certain non-assignable conditional stock options to purchase a number of additional restricted Company shares at $.20 per share, based upon the Company achieving certain specifically set forth goals within three years from April 9, 1996, as follows:

                  For each album/CD/cassette of a recording artist under management contract with the Company which may achieve -

                  Gold certification - 250,000 stock options
                  Platinum certification - an additional 100,000 stock options Multiplatinum certification - an additional 50,000 stock options

         Gold certification refers to the sale of no less than 500,000 units (albums/CDs/cassettes) within the continental United States. Platinum certification refers to the sale of one million units within the continental United States, while Multiplatinum refers to the sale of more than one million units sold within the continental United States - each as certified to by the Recording Industry Association of America ("RIAA-US").

         The number of stock options referred to above (assuming any of such achievement goals are realized, of which there can be no assurance whatsoever) may be issued to either the Company's President and/or such Company employees as he may designate in writing.

(2) See Item 12 regarding issuance of shares of Company common stock to its President in July 1995.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         (a) Security Ownership of Certain Beneficial Owners - The following persons and/or firms are known to the Company to be the beneficial owners of more than 5% of the 4,650,000 shares of the Company's outstanding $.0001 par value Common Stock as of June 18, 1996. To the best of the Company's knowledge each individual and/or firm has beneficial ownership of the shares and each individual and/or firm has sole voting power and sole investment power with respect to the number of shares beneficially owned (except as may otherwise be indicated herein).

Name and Address of          Amount and Nature of           Percent
 Beneficial Owner          Beneficial Ownership (3)         of Class
- -------------------        ------------------------         --------
John Rollo                         810,000(1)                17.42%
5 Glenfield Road
Glenridge, NJ  07028

Gary B. Wolff                    1,458,000(2)                31.35%
747 Third Avenue
New York, NY   10017

Targas Trading SA                2,070,000                   44.52%
c/o Akar Verwaltungs AG
Seestrasse 17
P.O. Box 53
CH-8702 Zollikon 2
Switzerland

(1) Does not include any shares which may be issued to John Rollo pursuant to a non-assignable Conditional Stock Option Purchase Agreement, whereby such individual may purchase a number of additional restricted Company shares at a nominal cost of $.20 per share contingent upon the occurrence (within three years from April 9, 1996) of certain specifically set forth objectives relating to the Company's field of endeavor.See Item 10 hereof.

(2) Does not include 162,000 shares owned by Mr. Wolff's minor son. Excepting as may be attributable to Mr. Wolff by operation of law, Mr. Wolff disclaims any beneficial interest in those shares of common stock owned by his minor son.

(3) All shares referred to herein are "restricted" securities as that term is defined under the Securities Act of 1933.

         (b) Security Ownership of Management - The number and percentage of shares of $.0001 par value Common Stock of the Company owned of record and beneficially, by each current officer and director of the Company and by all current officers and directors of the Company as a group, is as follows - as of June 18, 1996. To the best of the Company's knowledge each individual has beneficial ownership of the shares and each individual has sole voting power and sole investment power with respect to the number of shares beneficially owned (except as may otherwise be indicated herein).


Name and Address of         Amount and Nature of          Percent
 Beneficial Owner           Beneficial Ownership (2)      of Class
- -------------------         --------------------          --------
John Rollo                        810,000(1)               17.42%
5 Glenfield Road
Glenridge, NJ  07028

Scott Patterson                     -0-                     -0-
16 Morningside Avenue
No. Haledon, NJ 07508

All Officers and                  810,000                  17.42%
 Directors as a Group
 (2 persons)

(1) Does not include any shares which may be issued to John Rollo pursuant to a non-assignable Conditional Stock Option Purchase Agreement, whereby such individual may purchase a number of additional restricted Company shares at a nominal cost of $.20 per share contingent upon the occurrence (within three years from April 9, 1996) of certain specifically set forth objectives relating to the Company's field of endeavor. See Item 10 hereof.

(2) All shares referred to herein are "restricted" securities as that term is defined under the Securities Act of 1933.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         For the fiscal year ended March 31, 1996 there have not been any material transactions between the Company and any director, executive officer, security holder or any member of the immediate family of any of the aforementioned which exceeded $60,000 other than as may be indicated in this Form 10-KSB.

         Additionally, from its incorporation in May of 1995 through September 30, 1995 the Company issued a total of 4,500,000 shares of its $.0001 par value Common Stock for an aggregate cash consideration of $52,800 or $.0117 per share.

         The following chart indicates the name, number of shares issued, cash consideration paid and date of purchase for each of those persons and/or firms referred to directly below (who purchased, in the aggregate, the above indicated 4,500,000 shares of Company Common Stock).

                      No. of             Cash          Date of
     Name          Shares Issued     Consideration     Purchase
     ----          -------------     -------------     --------
John Rollo (1)         810,000         $ 1,479        July 6, 1995
Gary B. Wolff (2)    1,620,000           1,321        July 6, 1995
Targas Trading SA
 (3)                 2,070,000          50,000        July 6, 1995
                     ---------         -------
   Totals            4,500,000        $ 52,800
                     ---------        --------

(1) As of June 18, 1996 Mr. Rollo is the only Company officer owning shares of its Common Stock.

(2) Mr. Wolff subsequently transferred 162,000 shares of Company common stock to his minor son. Mr. Wolff's son is under management contract with the Company as a recording artist. The management contract between the Company and the son of its counsel (Gary B. Wolff) is comparable to and substantially the same as those management contracts signed by each of the other recording artists indicated in Item 1 "Band Development and Advertising".

(3) Targas Trading SA is a Liechtenstein corporation whose shares are owned in bearer name by its controlling person, Dr. Alfred Steinbrugger, who founded and continues to operate Targas Trading SA for business consultation, advisor and investment purposes.

        See Item 10 hereto regarding Executive Compensation.

        From time to time and prior to the April 9, 1996 closing of the Company's public offering of securities, the Company has been the recipient of loans aggregating $70,000. Such $70,000 was loaned to the Company by Targas Foundation, an affiliated corporation, and payment of both principal and interest (the latter at the rate of five percent (5%) per annum) is due June 30, 1998. The primary purpose for receipt of such loan was so as to enable the Company to embark upon its expressed intentions regarding its proposed business activities prior to closing of its public offering of securities (and prior to its ability to utilize the net proceeds received therefrom).

        Additionally, and subsequent to closing of its public offering of securities, Company counsel loaned the Company $32,500, which sum bears interest at the rate of five per cent (5%) per annum and is due and payable on demand.

        Each of the above referenced loans is evidenced by a promissory note.

ITEM 13.          EXHIBITS, LIST AND REPORTS ON FORM 8-K

        Reference is herewith made to pages F-1 through F-10 inclusive of this 10-KSB with respect to the financial statements and notes thereto included therein.

        No exhibits are being filed with this Form 10-KSB.

        During the last quarter of the Company's fiscal year ended March 31, 1996 no Form 8-K was filed.

                                   SIGNATURES


        In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Rollo Entertainment Inc.

                                            By  /John Rollo/
                                              -----------------------
                                              John Rollo, President
Date:  June 20, 1996



        In accordance with the Exchange act, This report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



  /John Rollo/               President and         Dated:  June 20, 1996
- --------------------
John Rollo                   a Director



  /Scott Patterson/          Secretary-            Dated:  June 20, 1996
- -------------------
Scott Patterson              Treasurer and
                             a Director

SUPPLEMENTAL INFORMATION

        Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

        The Company's fiscal year ended March 31, 1996. The Company contemplates holding its first annual meeting of stockholders within 90 to 120 days from the close of its fiscal year.

        Four copies of all material to be mailed to stockholders with respect to such Annual Meeting of Stockholders (when scheduled to be held) will be furnished to the Securities and Exchange Commission but such documents, when furnished, will not be deemed to be "filed" with the Securities and Exchange Commission or otherwise subject to liabilities of Section 18 of the Act (except to the extent that the Registrant specifically incorporates such material by reference in any subsequent Form 10-KSB); it is expected that such documents will consist of a Form of Proxy, Notice of Annual Meeting with Information Statement as well as such schedules and/or exhibits as may be annexed thereto.