Form 10QSB
period 1996-06-30
ROLLO ENTERTAINMENT INC
filed 1996-08-14
CIK 1003345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

[xx] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          June 30, 1996
                               -------------------------------------------------

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    -----------------------

Commission File Number:                 33-99084-NY
                        --------------------------------------------------------

                            Rollo Entertainment Inc.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

      Delaware                                                  22-3372522
- --------------------------------------------------------------------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

5 Glenfield Road, Glenridge, New Jersey                             07028
- --------------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                          201-655-0388 or 201-744-6761
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                             [X] Yes [ ] No

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of each of the registrant's classes of common stock, as of August 12, 1996 is 4,650,000 shares, all of one class of $.0001 par value common stock.

                                TABLE OF CONTENTS




                                                                        Page No.
                                                                        --------
                                     PART I

Item 1.           Financial Statements                                   F1-F-5

Item 2.           Management's Discussion and Analysis
                   or Plan of Operation                                  3-4



                                     PART II

Item 1.           Legal Proceedings                                      5

Item 2.           Changes in Securities                                  5

Item 3.           Defaults Upon Senior Securities                        5

Item 4.           Submission of Matters to a
                   Vote of Security Holders                              5

Item 5.           Other Information                                      5

Item 6.           Exhibits and Reports on Form 8-K                       5

Signatures                                                               6

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                          June 30,         March 31,
                                                            1996             1996
                                                            ----             ----
                                                         (Unaudited)
CURRENT ASSETS:
  Cash                                                   $ 106,205        $   4,720
                                                         ---------        ---------

PROPERTY AND EQUIPMENT:
  Office equipment                                           2,147            1,947
  Studio and sound equipment                                58,000               --
  Leasehold improvements                                    14,581               --
                                                         ---------        ---------
    Total                                                   74,728            1,947
  Less:  Accumulated depreciation                              344              247
                                                         ---------        ---------

  NET PROPERTY AND EQUIPMENT                                74,384            1,700
                                                         ---------        ---------

OTHER ASSETS:
  Organization costs                                         1,316            1,316
  Security deposits                                          2,650               --
  Public offering expenses                                      --           15,058
                                                         ---------        ---------

  TOTAL OTHER ASSETS                                         3,966           16,374
                                                         ---------        ---------


TOTAL ASSETS                                             $ 184,555        $  22,794
                                                         =========        =========



               LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
  Note payable - stockholder                             $  32,500        $      --
  Accounts payable                                           6,975            4,400
  Payroll taxes withheld and accrued                         9,830            5,733
  Accrued interest - stockholders                            1,152               19
  Accrued expenses                                             200              200
                                                         ---------        ---------

  TOTAL CURRENT LIABILITIES                                 50,657           10,352
                                                         ---------        ---------

LONG-TERM DEBT:
  Note payable - stockholder                                70,000           70,000
                                                         ---------        ---------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.0001 par value,
    authorized 10,000,000 shares;
    issued and outstanding 4,650,000 shares                    465              450
  Additional paid-in capital                               271,972           52,350
  Deficit accumulated during the development stage        (208,539)        (110,358)
                                                         ---------        ---------

  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                   63,898          (57,558)
                                                         ---------        ---------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY               $ 184,555        $  22,794
                                                         =========        =========


                        See note to financial statements.

                                       F1

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS




                                                        Period from    Period from
                                                        May 8, 1995    May 8, 1995
                                       Three Months      (Date of       (Date of
                                          Ended        Inception) to  Inception) to
                                         June 30,        June 30,       June 30,
                                           1996            1995           1996
                                           ----            ----           ----
                                        (Unaudited)     (Unaudited)    (Unaudited)
REVENUES                                $       --        $   --       $       --
                                        ----------        ------       ----------

OPERATING EXPENSES:
  Officer's salaries                        31,250            --           88,550
  Salaries, other                           10,769            --           10,769
  Other operating expenses                  55,156            --          108,195
                                        ----------        ------       ----------

  TOTAL OPERATING EXPENSES                  97,175            --          207,514
                                        ----------        ------       ----------

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE) AND
  PROVISION FOR INCOME TAXES               (97,175)           --         (207,514)
                                        ----------        ------       ----------

OTHER INCOME (EXPENSE):
  Interest expense - stockholders           (1,133)           --           (1,152)
  Income income                                127            --              127
                                        ----------        ------       ----------

  TOTAL OTHER INCOME (EXPENSE)              (1,006)           --           (1,025)
                                        ----------        ------       ----------

LOSS BEFORE PROVISION FOR
  INCOME TAXES                             (98,181)           --         (208,539)

PROVISION FOR INCOME TAXES                      --            --               --
                                        ----------        ------       ----------

NET LOSS                                $  (98,181)       $   --       $ (208,539)
                                        ==========        ======       ==========

LOSS PER COMMON SHARE                         (.02)           --             (.05)
                                        ==========        ======       ==========


WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING              4,636,813            --        4,534,488
                                        ==========        ======       ==========




                        See note to financial statements.

                                       F2

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)




                                                                            Deficit
                                    Common Stock                          Accumulated
                                    ------------           Additional     During the
                                Number of                   Paid-in       Development
                                 Shares        Amount       Capital          Stage            Total
                                 ------        ------       -------          -----            -----
Inception - May 8, 1995                --       $ --       $     --        $      --        $      --

July 1995, issuance of
  common stock for cash                21          1         49,999               --           50,000

September 1995, issuances
  of common stock to an
  officer for operating
  expenses paid on behalf
  of the Company                        8          1          1,483               --            1,484

September 1995, issuances
  of common stock for
  operating expenses                   16          1          1,315               --            1,316

Stock split                     4,499,955        447           (447)              --               --

Net loss for the period                --         --             --         (110,358)        (110,358)
                                ---------       ----       --------        ---------        ---------

BALANCE - March 31, 1996        4,500,000        450         52,350         (110,358)         (57,558)

April 1996, issuance of
  common stock for cash           150,000         15        219,607               --          219,622

April 1996, issuance of
  common stock purchase
  warrants                             --         --             15               --               15

Net loss for the period                --         --             --          (98,181)         (98,181)
                                ---------       ----       --------        ---------        ---------

BALANCE - June 30, 1996
  (unaudited)                   4,650,000       $465       $271,972        $(208,539)       $  63,898
                                =========       ====       ========        =========        =========




                        See note to financial statements.

                                       F3

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS




                                                                Period from     Period from
                                                                May 8, 1995     May 8, 1995
                                                Three Months     (Date of        (Date of
                                                   Ended       Inception) to   Inception) to
                                                  June 30,       June 30,        June 30,
                                                    1996           1995            1996
                                                    ----           ----            ----
                                                 (Unaudited)    (Unaudited)    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(98,181)       $   --       $(208,539)
  Adjustments to reconcile net loss to
    net cash used by operating activities:
      Depreciation                                      97            --             344
      Issuance of common stock for
        operating expenses                              --            --           2,800
      Increase in operating liabilities:
        Accounts payable                             2,575            --           6,975
        Payroll taxes withheld and accrued           4,097            --           9,830
        Accrued expenses                             1,133            --           1,352
                                                  --------        ------       ---------

  NET CASH USED BY OPERATING ACTIVITIES            (90,279)           --        (187,238)
                                                  --------        ------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment            (72,781)           --         (74,728)
  Organization costs paid                               --            --          (1,316)
  Security deposits                                 (2,650)           --          (2,650)
                                                  --------        ------       ---------

  NET CASH USED BY INVESTING ACTIVITIES            (75,431)           --         (78,694)
                                                  --------        ------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock           300,000            --         350,000
  Proceeds from issuance of warrants                    15            --              15
  Proceeds from stockholders' notes                 32,500            --         102,500
  Public offering expenses                         (65,320)           --         (80,378)
                                                  --------        ------       ---------

  NET CASH PROVIDED BY FINANCING ACTIVITIES        267,195            --         372,137
                                                  --------        ------       ---------

NET INCREASE IN CASH                               101,485            --         106,205

CASH - beginning                                     4,720            --              --
                                                  --------        ------       ---------

CASH - ending                                     $106,205        $   --       $ 106,205
                                                  ========        ======       =========


NON-CASH OPERATING ACTIVITIES:
  Common stock issued for operating
    expenses                                      $     --        $   --       $   2,800
                                                  ========        ======       =========




                        See note to financial statements.

                                       F4

                            ROLLO ENTERTAINMENT INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTE TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996




NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the period from May 8, 1995 (date of inception) to March 31, 1996.




                                       F5

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

         The Company, organized under the laws of the State of Delaware on May 8, 1995, is a development stage company formed so as to operate as an independent artist and repertoire ("A&R") firm dedicated to locating, signing, promoting, recording (i.e. making of demo and master tapes only) and developing (primarily) new musical entertainment artists and thereafter marketing such persons primarily by way of contracting of the artist to a recording label.

          Due in part to the facts that (a) the Company (as heretofore indicated) was only relatively recently organized, (b) initial funding necessary so as to commence activities was received in July 1995 (pursuant to which an aggregate of 4,500,000 shares were issued for cash consideration of $52,800),
(c) no revenues from operations have been received through June 30, 1996 and (d) the Company only recently, on April 9, 1996, received net proceeds from the sale of shares of its common stock (in accordance with Form SB-2 Registration Statement declared effective February 12, 1996 pursuant to which 150,000 shares were issued at $2.00 per share) - the Company's plan of operation is primarily and principally as heretofore indicated in its February 12, 1996 Prospectus, which Prospectus details Company plans for its next 12 months of operations including the manner in which it intends to satisfy its cash requirements over such period of time. Such information contains details regarding Company plans for establishing and equipping recording facilities (as subsequently accomplished in May-June 1996) and the manner in which management of the Company intends to continue to operate as an independent A&R firm; the Company having recently signed 14 recording artists to management contracts.

         Most recently (i.e. on June 25, 1996) the Company filed its first Form 10-KSB for its fiscal year ended March 31, 1996 which was the first report filed by the Company pursuant to its reporting requirements under the Securities Exchange Act of 1934. Such Form 10-KSB contains detailed subsequent additional information regarding Company activities and reference is herewith made thereto (as if incorporated herein by reference) with respect to such detailed information as is contained primarily (but not limited to) in Items 1 and 2 thereof.

         The Company's plan of operation for the next twelve months (in addition to as indicated above) indicates (a) management's belief that the Company can satisfy its cash requirements and operate, in the manner indicated in its Prospectus, without raising significant additional funds during the next twelve months assuming initial receipt of sufficient revenues which may be generated and which may result from expenditures of significant sums of money to date for operational purposes - of which there can be no assurance. In the event that such revenues are not received in as timely a manner as anticipated, if at all, then in that event management contemplates, if and when necessary, the raising of additional funds either through debt or equity financing if and when the need arises and primarily for those purposes outlined in its Prospectus , (b) that the only expected purchase or sale of plant and/or significant equipment relates to the Company's having already established its recording studio in Montclair, New Jersey and the expenditures incurred as a result thereof, primarily with respect to purchase of necessary studio/recording equipment therefore and (c) management's intentions to hire certain additional employees if, as and when needed and the fact that the Company recently hired and continues to employ two additional persons engaged in A&R activities (each of whose summarized resumes appear in the Company's aforesaid Form 10-KSB for its fiscal year ended March 31, 1996).

         Based upon information contained directly above and the fact that the Company did not become operational prior to its receipt of monies from its initial sale of securities (i.e. $52,800 in July, 1996), there is no comparative information relating to the quarter ended June 30, 1995.

         The Company, as of June 30, 1996 had total assets of $184,555 consisting primarily of cash of $106,205 and studio and sound equipment of $58,000 and leasehold improvements of $14,581. As of June 30, 1996 total liabilities amounted to $120,657 (of which $70,000 is represented by a long term note payable to a majority stockholder) with the balance of $50,657 being current liabilities (inclusive of a $32,500 note hereinafter referred to). From its inception (May 8, 1995) through June 30, 1996 the Company has incurred losses totaling $208,539 of which $98,181 were incurred during the three month period ended June 30, 1996.

         The June 30, 1996 financial statements take into account the Company's receipt (in April 1996) of net proceeds of $235,750 from its public offering of securities and further takes into account or consideration the subsequent loan to the Company by its counsel and a principal stockholder of $32,500 in May 1996.

         The Company's assets are kept in a highly liquid form with a significant portion of its cash assets being placed in interest bearing account(s). By placing the Company's funds in relatively liquid assets, the Company balances its need to have quick access to its assets in the form of cash (for carrying out its business purposes any time that an appropriate opportunity and/or need arises) with the desire to earn interest income at competitive rates to help defray ongoing administrative costs.

         As of June 30, 1996 the Company did not have any current material commitments for capital expenditures. Its capital was considered adequate for current intended or anticipated administrative expenses.

                                     PART II




Item 1.           Legal Proceedings -                             None

Item 2.           Changes in Securities -                         None

Item 3.           Defaults Upon Senior Securities -               None

Item 4.           Submission of Matters to a
                   Vote of Security Holders -                     None

Item 5.           Other Information -                             None

Item 6.           (a) Exhibits -                                  None

                  (b) Reports on Form 8-K                         None

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         ROLLO ENTERTAINMENT INC.




                                         By /s/ John Rollo
                                            ---------------------
                                            John Rollo, President

Dated:  August 13, 1996