Form 10QSB
period 1996-09-30
NET/GUARD TECHNOLOGIES INC
filed 1997-01-24
CIK 1003345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended       September 30, 1996
                               -----------------------------

                                       or


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------



Commission File Number:                       33-99084-NY
                        --------------------------------------------------------



                          NET/GUARD Technologies, Inc.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                              22-3372522
--------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


12465 Lewis Street - Suite 101, Garden Grove, California            92840
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                  714-703-2880
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Rollo Entertainment Inc., 5 Glenfield Road, Glenridge, New Jersey 07028
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                [ ] Yes [x] No


                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the latest practicable date.

The number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 1996 is 10,000,000 shares, all of one class of $.0001 par value common stock.

                                TABLE OF CONTENTS

                                                                             Page No.
                                                                             --------

                                     PART I

Item 1.           Financial Statements                                         3-8

Item 2.           Management's Discussion and Analysis
                   or Plan of Operation                                        9-11

                                     PART II

Item 1.           Legal Proceedings                                             12

Item 2.           Changes in Securities                                         12

Item 3.           Defaults Upon Senior Securities                               12

Item 4.           Submission of Matters to a
                   Vote of Security Holders                                     12

Item 5.           Other Information                                             12

Item 6.           Exhibits and Reports on Form 8-K                              12

Signatures                                                                      13

                           NetGUARD TECHNOLOGIES, INC.
                       (FORMALLY ROLLO ENTERTAINMENT INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                                 BALANCE SHEETS

                                     ASSETS

                                                                      September 30,       March 31,
                                                                          1996              1996
                                                                          ----              ----
                                                                       (Unaudited)

CURRENT ASSETS:
  Cash                                                                  $  53,039        $   4,720
                                                                        ---------        ---------
PROPERTY AND EQUIPMENT:
  Office equipment                                                          2,647            1,947
  Studio and sound equipment                                               58,760                -
  Leasehold improvements                                                   19,071                -
                                                                        ---------        ---------
    Total                                                                  80,478            1,947
  Less:  Accumulated depreciation and amortization                          3,104              247
                                                                        ---------        ---------
  NET PROPERTY AND EQUIPMENT                                               77,374            1,700
                                                                        ---------        ---------
OTHER ASSETS:
  Organization costs                                                        1,316            1,316
  Security deposits                                                         2,650                -
  Public offering expenses                                                      -           15,058
                                                                        ---------        ---------

  TOTAL OTHER ASSETS                                                        3,966           16,374
                                                                        ---------        ---------

TOTAL ASSETS                                                            $ 134,379        $  22,794
                                                                        =========        =========


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
  Loan payable                                                          $  50,000            $   -
  Note payable - stockholder                                               32,500                -
  Accounts payable                                                          7,950            4,400
  Payroll taxes withheld and accrued                                        6,467            5,733
  Accrued interest - stockholders                                           2,432               19
  Accrued expenses                                                            200              200
                                                                        ---------        ---------

  TOTAL CURRENT LIABILITIES                                                99,549           10,352
                                                                        ---------        ---------

LONG-TERM DEBT:
  Note payable - stockholder                                               70,000           70,000
                                                                        ---------        ---------

STOCKHOLDERS' EQUITY (DEFICIENCY):
  Common stock, $.0001 par value,
    authorized 10,000,000 shares;
    issued and outstanding 4,650,000 shares                                   465              450
  Additional paid-in capital                                              271,972           52,350
  Deficit accumulated during the development stage                       (307,607)        (110,358)
                                                                        ---------        ---------
  TOTAL STOCKHOLDERS' EQUITY (DEFICIENCY)                                 (35,170)         (57,558)
                                                                        ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS'
  EQUITY (DEFICIENCY)                                                   $ 134,379        $  22,794
                                                                        =========        =========


                       See notes to financial statements.

                           NetGUARD TECHNOLOGIES, INC.
                       (FORMALLY ROLLO ENTERTAINMENT INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS


                                                             Period from                                             Period from
                                                             May 8, 1995                                             May 8, 1995
                                          Six Months          (Date of               Three Months Ended               (Date of
                                           Ended            Inception) to               September 30,               Inception) to
                                        September 30,       September 30,     ------------------------------        September 30,
                                            1996               1995               1996              1995               1996
                                        -----------        -----------        -----------        -----------        -----------
                                        (Unaudited)        (Unaudited)        (Unaudited)        (Unaudited)         (Unaudited)

REVENUES                                $       540        $         -        $       540        $         -        $       540
                                        -----------        -----------        -----------        -----------        -----------

OPERATING EXPENSES:
  Officer's salaries                         62,500             16,200             31,250             16,200            119,800
  Salaries, other                            28,846                  -             18,077                  -             28,846
  Other operating expenses                  104,157              9,646             49,001              9,646            157,196
                                        -----------        -----------        -----------        -----------        -----------

  TOTAL OPERATING EXPENSES                  195,503             25,846             98,328             25,846            305,842
                                        -----------        -----------        -----------        -----------        -----------

LOSS FROM OPERATIONS BEFORE
  OTHER INCOME (EXPENSE) AND
  PROVISION FOR INCOME TAXES               (194,963)           (25,846)           (97,788)           (25,846)          (305,302)
                                        -----------        -----------        -----------        -----------        -----------

OTHER INCOME (EXPENSE):
  Interest expense - stockholders            (2,413)                 -             (1,280)                 -             (2,432)
  Interest income                               127                  -                  -                  -                127
                                        -----------        -----------        -----------        -----------        -----------

  TOTAL OTHER INCOME (EXPENSE)               (2,286)                 -             (1,280)                 -             (2,305)
                                        -----------        -----------        -----------        -----------        -----------

LOSS BEFORE PROVISION FOR
  INCOME TAXES                             (197,249)           (25,846)           (99,068)           (25,846)          (307,607)

PROVISION FOR INCOME TAXES                        -                  -                  -                  -                  -
                                        -----------        -----------        -----------        -----------        -----------

NET LOSS                                $  (197,249)       $   (25,846)       $   (99,068)       $   (25,846)       $  (307,607)
                                        ===========        ===========        ===========        ===========        ===========

LOSS PER COMMON SHARE                   $      (.04)       $      (.01)       $      (.02)       $      (.01)       $      (.07)
                                        ===========        ===========        ===========        ===========        ===========

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES OUTSTANDING               4,643,443          4,500,000          4,650,000          4,500,000          4,557,947
                                        ===========        ===========        ===========        ===========        ===========


                       See notes to financial statements.

                           NetGUARD TECHNOLOGIES, INC.
                       (FORMALLY ROLLO ENTERTAINMENT INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                   Deficit
                                                     Common Stock                                Accumulated
                                             --------------------------        Additional         During the
                                             Number of                          Paid-in           Development
                                              Shares            Amount          Capital              Stage              Total
                                             ---------        ---------       ---------           ---------           ---------

Inception - May 8, 1995                              -        $       -       $       -           $       -           $       -

July 1995, issuance of
  common stock for cash                             21                1          49,999                   -              50,000

September 1995, issuances
  of common stock to an
  officer for operating
  expenses paid on behalf
  of the Company                                     8                1           1,483                   -               1,484

September 1995, issuances
  of common stock for
  operating expenses                                16                1           1,315                   -               1,316

Stock split                                  4,499,955              447            (447)                  -                   -

Net loss for the period                              -                -               -            (110,358)           (110,358)
                                             ---------        ---------       ---------           ---------           ---------

BALANCE - March 31, 1996                     4,500,000              450          52,350            (110,358)           (57,558)

April 1996, issuance of
  common stock for cash                        150,000               15         219,607                   -            219,622

April 1996, issuance of
  common stock purchase
  warrants                                           -                -              15                   -                 15

Net loss for the period                              -                -               -            (197,249)          (197,249)
                                             ---------        ---------       ---------           ---------           ---------
BALANCE - September 30, 1996
  (unaudited)                                4,650,000         $    465       $ 271,972           $(307,607)          $(35,170)
                                             =========        =========       =========           =========           =========



                       See notes to financial statements.

                           NetGUARD TECHNOLOGIES, INC.
                       (FORMALLY ROLLO ENTERTAINMENT INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS


                                                                 Period from       Period from
                                                                  May 8, 1995      May 8, 1995
                                                  Six Months       (Date of         (Date of
                                                    Ended        Inception) to     Inception) to
                                                 September 30,   September 30,     September 30,
                                                    1996             1995             1996
                                                  ---------        --------        ---------
                                                 (Unaudited)     (Unaudited)      (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                        $(197,249)       $(25,846)       $(307,607)
  Adjustments to reconcile net loss to
    net cash from operating activities:
      Depreciation and amortization                   2,857              52            3,104
      Issuance of common stock for
        operating expenses                                -           2,800            2,800
      Increase in operating liabilities:
        Accounts payable                              3,550               -            7,950
        Payroll taxes withheld and accrued              734           6,028            6,467
        Accrued expenses                              2,413             200            2,632
                                                  ---------        --------        ---------

  NET CASH USED BY OPERATING ACTIVITIES            (187,695)        (16,766)        (284,654)
                                                  ---------        --------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition of property and equipment             (78,531)         (1,947)         (80,478)
  Organization costs paid                                 -          (1,316)          (1,316)
  Security deposits                                  (2,650)              -           (2,650)
                                                  ---------        --------        ---------

  NET CASH USED BY INVESTING ACTIVITIES             (81,181)         (3,263)         (84,444)
                                                  ---------        --------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from issuance of common stock            300,000          50,000          350,000
  Proceeds from issuance of warrants                     15               -               15
  Proceeds from stockholders' notes                  32,500               -          102,500
  Public offering expenses                          (65,320)              -          (80,378)
  Proceeds from loan                                 50,000               -           50,000
                                                  ---------        --------        ---------
  NET CASH PROVIDED BY FINANCING ACTIVITIES         317,195          50,000          422,137
                                                  ---------        --------        ---------

NET INCREASE IN CASH                                 48,319          29,971           53,039

CASH - beginning                                      4,720               -                -
                                                  ---------        --------        ---------

CASH - ending                                     $  53,039        $ 29,971        $  53,039
                                                  =========        ========        =========
NON-CASH OPERATING ACTIVITIES:
  Common stock issued for operating
    expenses                                      $       -        $  2,800        $   2,800
                                                  =========        ========        =========




                       See notes to financial statements.

                           NetGUARD TECHNOLOGIES, INC.
                       (FORMALLY ROLLO ENTERTAINMENT INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



NOTE 1 - BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending March 31, 1997. The unaudited financial statements should be read in conjunction with the financial statements and footnotes thereto included in the Company's Form 10-KSB for the period from May 8, 1995 (date of inception) to March 31, 1996.

NOTE 2 - SUBSEQUENT EVENT

         On or about October 21, 1996 certain then officers, directors and principal stockholders of the Company (then known as Rollo Entertainment Inc. (the "Company")) entered into an "Asset and Stock Purchase Agreement" and related documents and agreements which resulted in changes in (a) officers and directors of the Company, (b) control of the Company and (c) Company business purposes - all as hereinafter indicated.

         Appearing directly hereinafter is a summary of such Agreement. All references and summaries to the terms and conditions of such Agreement are qualified in their entirety by reference to the Agreement.

         The Agreement entered into between the Company, John Rollo ("Rollo"), Scott Patterson ("Patterson"), and NetGuard Technologies, Inc. ("NetGuard") indicates that the Company had been operating in accordance with its Prospectus dated February 12, 1996 as well as in accordance with its Form 10-KSB for its fiscal year ended March 30, 1996 and its subsequent Form 10-QSB for quarter ended June 30, 1996. The Agreement further indicated that the Company's current financial condition had deteriorated in that in order to operate in the manner contemplated further and significant capital contributions would be required. NetGuard then requested Rollo and Patterson to reacquire, through an entity to be to be formed by them, the assets and liabilities of the Company in consideration of the sum of $10,000 (subject to requisite Company stockholder approval, since obtained in accordance with Delaware Corporation law and in particular, Section 228 thereof entitled "Consent of Stockholders In Lieu of Meeting") and concurrently therewith to sell all of their Company securities to NetGuard and/or its designees for a like amount. Messrs. Rollo and Patterson agreed to effectuate such transactions upon the hereinafter summarized terms, as follows:

                           NetGUARD TECHNOLOGIES, INC.
                       (FORMALLY ROLLO ENTERTAINMENT INC.)
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996

NOTE 2 - SUBSEQUENT EVENT (Continued)

         1. The Company agreed to sell to an entity to be formed by Messrs. Rollo and Patterson, all of the Company's assets, including without limitation all of its right, title and interest in and to the name "ROLO", accounts receivable, inventories, equipment and supplies, customer and distributor lists, contract rights, customer accounts, office equipment and supplies, trade secrets, trademarks and/or trade names, bank accounts and cash on hand. In addition, the Company agreed to assign, and the entity to be formed by Messrs. Rollo and Patterson agreed to assume, all of the Company's liabilities including, without limitation (excepting for certain specific liabilities relating to outstanding obligations and monies due to the Company's accountants, attorneys, transfer agent and related matters), all accounts payable, fees payable, accrued salary obligations, and all other trade debts and payables of the Company in exchange for the sum of $10,000.

         2. As aforesaid and concurrently with the purchase and sale of the Company's assets and liabilities, NetGuard and/or its designees purchased from Rollo and Patterson all of their common stock in the Company for $10,000, i.e., an aggregate of 810,000 shares owned of record and beneficially by John Rollo. In addition thereto certain of the Company's other principal stockholders agreed to return for cancellation an aggregate of 2,890,000 shares of Company common stock, leaving such persons with a balance of 800,000 shares of Company common stock.

         3. It was agreed that Messrs. Rollo and Patterson shall have the right to use the name "ROLO" and any similar derivatives thereof, and the Company agreed to do all such acts, including changing its name and executing such consents and assignments as shall be necessary to give Messrs. Rollo and Patterson the unrestricted right to use the name "ROLO" and any similar derivatives thereof.

                Execution of the Agreement (and related documents) resulted in certain changes in control of the Company from its then principal shareholders and further resulted in acceptance by the Company of the resignations of its then officers and directors and the nomination and election of certain other persons to such positions.

                In pursuance of the objectives contemplated in the aforesaid Asset and Stock Purchase Agreement, the Company entered into a Stock Acquisition Agreement with the shareholders of NetGuard Technologies, Inc., a California corporation, whereby, as a result of the reverse acquisition the surviving corporation changed its name from Rollo Entertainment Inc. to NetGuard Technologies, Inc. in accordance with an amended Certificate of Incorporation filed with the Secretary of State of the State of Delaware in November 1996 (which amended Certificate of Incorporation also increased the number of Company authorized shares of common stock from 10,000,000 to 20,000,000 shares).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OR
                                PLAN OF OPERATION

         The Company, organized under the laws of the State of Delaware on May 8, 1995, was formed so as to operate as an independent artist and repertoire ("A&R") firm dedicated to locating, signing, promoting, recording (i.e. making of demo and master tapes only) and developing (primarily) new musical entertainment artists and thereafter marketing such persons primarily by way of contracting of the artist to a recording label.

         The Company did not become operational prior to its receipt of monies from its initial sale of securities (i.e. $52,800 in July, 1995), which monies were supplemented (in April 1996) by net proceeds of $235,750 from its public offering of securities. Notwithstanding receipt of such funds and certain subsequent loans made to the Company, the Company nevertheless was only able to generate insignificant revenues of $540 from inception in May 1995 through September 30, 1996 while incurring total operating expenses of $305,842 from inception through September 30, 1996 of which $195,503 in total operating expenses were incurred during the six month period ended September 30, 1996. Net loss from inception through September 30, 1996 was $(307,607) of which $(197,249) was incurred during the aforesaid six month period ended September 30, 1996. Additionally, the Company, as of September 30, 1996, had a working capital deficiency in that total current liabilities of $99,549 exceeded total current assets of $53,039 by $46,510.

         Partially as a result of all of the above and on or about on or about October 21, 1996 certain then officers, directors and principal stockholders of the Company (then known as Rollo Entertainment Inc. (the "Company")) entered into an "Asset and Stock Purchase Agreement" and related documents and agreements which resulted in changes in (a) officers and directors of the Company, (b) control of the Company and (c) Company business purposes - all as hereinafter indicated.

         Appearing directly hereinafter is a summary of such Agreement. All references and summaries to the terms and conditions of such Agreement are qualified in their entirety by reference to the Agreement, a copy of which is on file with the Company's Secretary.

         The Agreement entered into between the Company, John Rollo ("Rollo"), Scott Patterson ("Patterson"), and NetGuard Technologies, Inc. ("NetGuard") indicates that the Company had been operating in accordance with its Prospectus dated February 12, 1996 as well as in accordance with its Form 10-KSB for its fiscal year ended March 30, 1996 and its subsequent Form 10-QSB for quarter ended June 30, 1996. The Agreement further indicates that the Company's current financial condition had deteriorated in that in order to operate in the manner contemplated further and significant capital contributions would be required and (to the best of its knowledge) are unlikely to be forthcoming in any significant amounts, if at all. NetGuard then requested Rollo and Patterson to reacquire, through an entity to be formed by them, the assets and liabilities of the Company in consideration of the sum of $10,000 (subject to requisite Company Stockholder approval, since obtained in accordance with Delaware Corporation Law and in particular Section 228 thereof entitled "Consent of Stockholders In Lieu of Meeting") and concurrently therewith to sell all of their Company securities to NetGuard and/or its designees for a like amount. Messrs. Rollo and Patterson agreed to effectuate such transactions upon the hereinafter summarized terms, as follows:

         1. The Company agreed to sell to an entity to be formed by Messrs. Rollo and Patterson, all of the Company's assets, including without limitation all of its right, title and interest in and to the name "ROLO", accounts receivable, inventories, equipment and supplies, customer and distributor lists, contract rights, customer accounts, office equipment and supplies, trade secrets, trademarks and/or trade names, bank accounts and cash on hand. In addition, the Company agreed to assign, and the entity to be formed by Messrs. Rollo and Patterson agreed to assume, all of the Company's liabilities including, without limitation (excepting for certain specific liabilities relating to outstanding obligations and monies due to the Company's accountants, attorneys, transfer agent and related matters), all accounts payable, fees payable, accrued salary obligations, and all other trade debts and payables of the Company in exchange for the sum of $10,000.

         2. As aforesaid and concurrently with the purchase and sale of the Company's assets and liabilities, NetGuard and/or its designees purchased from Rollo and Patterson all of their common stock in the Company for $10,000, i.e., an aggregate of 810,000 shares owned of record and beneficially by John Rollo. In addition thereto certain of the Company's other principal stockholders agreed to return for cancellation an aggregate of 2,890,000 shares of Company common stock, leaving such persons with a balance of 800,000 shares of Company common stock.

         3. It was agreed that Messrs. Rollo and Patterson shall have the right to use the name "ROLO" and any similar derivatives thereof, and the Company agreed to do all such acts, including changing its name and executing such consents and assignments as shall be necessary to give Messrs. Rollo and Patterson the unrestricted right to use the name "ROLO" and any similar derivatives thereof.

            Execution of the Agreement (and related documents) resulted in certain changes in control of the Company from its then principal shareholders and further resulted in acceptance by the Company of the resignations of its then officers and directors and the nomination and election of certain other persons to such positions.

     Current officers and directors of the Company are as follows:

     William Van Liere                 Chairman of the Board, Director
     E. Blaine Mansfield               President, CEO, CFO, Director
     Donald Ackerman                   Exec. Vice President, Secretary, Director
     Oleg Batratchenko                 Director
     Victor V. Vurpillat               Director

         In pursuance of the objectives contemplated in the aforesaid Asset and Stock Purchase Agreement, the Company entered into a Stock Acquisition Agreement with the shareholders of NetGuard Technologies, Inc., a California corporation, whereby, as a result of the reverse acquisition the surviving corporation changed its name from Rollo Entertainment Inc. to Net/Guard Technologies, Inc. in accordance with an amended Certificate of Incorporation filed with the Secretary of State of the State of Delaware on November 18, 1996 (which amended Certificate of Incorporation also increased the number of Company authorized shares of common stock from 10,000,000 to 20,000,000 shares).

         Based upon all of the above and certain related transactions and/or sales of common stock, the total number of shares of common stock outstanding as of December 31, 1996 amounted to 10,000,000 shares with the principal shareholders being those persons and/or firms who exchanged shares then owned by them in the aforesaid California corporation for 8,125,000 shares of the Company; such former California corporation shareholders owning approximately 81.25% of currently issued and outstanding shares of the Company and with the Company's current officers and directors owning 5,125,000 shares or 51% of all outstanding Company common stock.

                                     PART II


Item 1.           Legal Proceedings -                                 None

Item 2.           Changes in Securities -                             None

Item 3.           Defaults Upon Senior Securities -                   None

Item 4.           Submission of Matters to a
                   Vote of Security Holders -                         None except as indicated in
                                                                      Note 2 to financial
                                                                      statements.

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

                                               NET/GUARD TECHNOLOGIES, INC.


                                               By   /s/ E. Blaine Mansfield
                                                  ------------------------------
                                                  E. Blaine Mansfield, President

Dated:  January 20, 1997