Form 10QSB
period 1996-12-31
NET/GUARD TECHNOLOGIES INC
filed 1997-06-18
CIK 1003345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB


[x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  December 31, 1996

                                       or


[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from                           to
                               -------------------------    --------------------



Commission File Number:                       33-99084-NY
                        --------------------------------------------------------



                          NET/GUARD Technologies, Inc.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Delaware                                              22-3372522
-------------------------------------------------------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


12465 Lewis Street - Suite 101, Garden Grove, California            92840
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)


                                  714-703-2880
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

     Rollo Entertainment Inc., 5 Glenfield Road, Glenridge, New Jersey 07028
-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

The number of shares outstanding of each of the registrant's classes of common stock, as of June 18, 1997 is 10,900,003 shares, all of one class of $.0001 par value common stock.

                                TABLE OF CONTENTS

                                                                       Page No.
                                                                       --------

                                     PART I

Item 1.           Financial Statements                                   3-6

Item 2.           Management's Discussion and Analysis
                   or Plan of Operation                                  7-8

                                     PART II

Item 1.           Legal Proceedings                                       9

Item 2.           Changes in Securities                                   9

Item 3.           Defaults Upon Senior Securities                         9
Item 4.           Submission of Matters to a
                   Vote of Security Holders                               9

Item 5.           Other Information                                       9

Item 6.           Exhibits and Reports on Form 8-K                        9

Signatures                                                               10

                                                     NETGUARD TECHNOLOGIES, INC.
                                            CONDENSED CONSOLIDATED BALANCE SHEET
                                                         AS OF DECEMBER 31, 1996

===============================================================================


                                    UNAUDITED

                                     ASSETS

CURRENT ASSETS
     Cash ..................................................   $ 353,250
     Accounts receivable ...................................       7,118
     Inventory .............................................      35,673
     Employee receivables ..................................      15,791
     Prepaid expenses ......................................       3,911
                                                               ---------

         Total current assets ..............................     415,743

FURNITURE AND EQUIPMENT, net ...............................      53,674
OTHER ASSETS ...............................................      16,671
                                                               ---------

              TOTAL ASSETS .................................   $ 486,088
                                                               =========


                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
     Accounts payable ......................................   $   6,786
     Accrued expenses ......................................      46,382
     Note payable - stockholder ............................     505,972
                                                               ---------

         Total current liabilities .........................     559,140
                                                               ---------
STOCKHOLDERS' DEFICIENCY
     Common stock ..........................................     734,919
     Accumulated deficit ...................................    (807,971)
                                                               ---------

         Total stockholders' deficiency ....................     (73,052)
                                                               ---------
              TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY   $ 486,088
                                                               =========

                                                    NETGUARD TECHNOLOGIES, INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                        FOR THE THREE MONTHS ENDED DECEMBER 31,

===============================================================================

                                    UNAUDITED

                                                   1996        1995
                                                ---------    ---------
                                                           (Predecessor)

NET SALES ...................................   $   4,568    $  11,396

COST OF SALES ...............................       1,242        2,056
                                                ---------    ---------

GROSS PROFIT ................................       3,326        9,340

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES     260,595      412,252
                                                ---------    ---------

LOSS FROM OPERATIONS ........................    (257,269)    (402,912)

OTHER INCOME (EXPENSE) ......................          --        8,974
                                                ---------    ---------

              NET LOSS ......................   $(257,269)   $(393,938)
                                                =========    =========

                                                     NETGUARD TECHNOLOGIES, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          FROM INCEPTION (MAY 16, 1996) TO DECEMBER 31, 1996 AND
                                         THE NINE MONTHS ENDED DECEMBER 31, 1995

================================================================================

                                    UNAUDITED

                                                               Nine Months
                                                Inception to      Ended
                                                December 31,   December 31,
                                                    1996          1995
                                                -----------    -----------
                                                               (Predecessor)

NET SALES ...................................   $    76,290    $   117,797

COST OF SALES ...............................        16,559         24,523
                                                -----------    -----------

GROSS PROFIT ................................        59,731         93,274

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES       867,702      1,239,981
                                                -----------    -----------

LOSS FROM OPERATIONS ........................      (807,971)    (1,146,707)

OTHER INCOME (EXPENSE) ......................            --        (90,115)
                                                -----------    -----------

              NET LOSS ......................   $  (807,971)   $(1,236,822)
                                                ===========    ===========

                                                     NETGUARD TECHNOLOGIES, INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          FROM INCEPTION (MAY 16, 1996) TO DECEMBER 31, 1996 AND
                                         THE NINE MONTHS ENDED DECEMBER 31, 1995

================================================================================

                                    UNAUDITED

                                                                                  Nine Months
                                                                   Inception to      Ended
                                                                   December 31,   December 31,
                                                                       1996           1995
                                                                   -----------    -----------
                                                                                 (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss ..................................................   $  (807,971)   $(1,236,822)
     Adjustments to reconcile net loss to net cash
         used in operating activities
              Depreciation and amortization ....................        10,779          4,020
     (Increase) decrease in
         Accounts receivable ...................................        (7,118)         8,875
         Inventory .............................................       (35,673)        76,138
         Employee advances .....................................       (15,791)         4,329
         Prepaid expenses ......................................        (3,911)           365
         Deposits ..............................................        (8,639)           310
     Increase (decrease) in
         Accounts payable ......................................         6,786         35,410
         Accrued expenses ......................................        46,382        417,185
                                                                   -----------    -----------

                      Net cash used in operating activities ....      (815,156)      (690,190)
                                                                   -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchase of furniture and equipment .......................       (59,985)            --
     Purchase of intangible assets .............................       (12,500)            --
                                                                   -----------    -----------

                      Net cash used in investing activities ....       (72,485)            --
                                                                   -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from the issuance of notes payable to stockholders       505,972        493,147
     Proceeds from the sale of common stock and other capital
         contributions .........................................       734,919        185,906
                                                                   -----------    -----------

                      Net cash provided by financing activities      1,240,891        679,053
                                                                   -----------    -----------

                           Net increase (decrease) in cash and
                               cash equivalents ................       353,250        (11,137)
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR ..................            --         11,954
                                                                   -----------    -----------

CASH AND CASH EQUIVALENTS - END OF YEAR ........................   $   353,250    $       817
                                                                   ===========    ===========

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


          The discussion below should be read in conjunction with the Financial Statements of the Company and Notes thereto appearing herein.

INTRODUCTION

          This discussion summarizes the significant factors affecting the operating results, financial condition and liquidity/cash flows of the Company for the nine months ended December 31, 1996, compared to the nine months ended December 31, 1995 of its predecessor and for the three months ended
December 31, 1996 compared to the three months ended December 31, 1995 of its predecessor. The Company and its predecessor have sustained losses for both the nine-months ended December 31, 1995 and from inception (May 9, 1996) to December 31, 1996, due to a lack of working capital to finance adequate levels of marketing expenditures.

          In September 1994, NetGuard entered into an Investment Agreement with a Capital Investment Group, in which the Group would invest $3,000,000 into NetGuard. This investment was delayed much longer than anticipated and as a result of the delay, NetGuard dissolved on May 8, 1996. On May 9, 1996 NetGuard Technologies, Inc. was formed and operates substantially the same business as the predecessor.

RESULTS OF OPERATIONS

The following is a discussion of the operating results for the period from inception (May 9, 1996) to the nine months ended December 31, 1996, for the Company compared to the nine months ended December 31, 1995 for NetGuard Systems, the predecessor.

          Gross revenues from inception to December 31, 1996 were $76,290 as compared to $117,797 for the nine months ended December 31, 1995. The decrease of 35% is attributed to the Company's inability to finance adequate levels of marketing.

          Gross profit was $59,731 and $93,274 for the periods ended December 31, 1996 and 1995, respectively. As a percentage of net sales, the gross profit margins for the nine months ended December 31, 1996 and 1995 were 78% and 79%, respectively.

          Sales, general and administrative expenses were $867,702 and $1,239,981 for the period ended December 31, 1996 and 1995, respectively. As a percentage of gross sales, expenses were 1137% and 1053% for the nine months ended December 31, 1996 and 1995, respectively. The decrease is principally attributed to a deduction in payroll.

          The Company incurred a net loss of $807,971 from inception to the period ended December 31, 1996 compared to a net loss of $1,236,822 for the nine months ended December 31, 1995. The losses in both periods are attributed to the Company's inability to acquire sufficient working capital to market its products.

The following is a discussion of the operation results for the three months ended December 31, 1996, for the Company compared to the three months ended December 31, 1995 for NetGuard Systems, the predecessor.

          Gross revenues for the three months ended December 31, 1996 were $4,568 as compared to $11,396 for the three months ended December 31, 1995. The decrease of 60% is attributed to the Company's inability to finance adequate levels of marketing.

          Gross profit was $3,326 and $9,340 for the three months ended December 31, 1996 and 1995, respectively. As a percentage of net sales, the gross profit margins for the three months ended December 31, 1996 and 1995 were 73% and 82%, respectively.

          Sales, general and administrative expenses were $260,595 and $412,252 for the three months ended December 31, 1996 and 1995, respectively. As a percentage of gross sales, expenses were 5705% and 3618% for the three months ended December 31, 1996 and 1995, respectively. The decrease is principally attributed to a reduction in payroll.

          The Company incurred a net loss of $257,269 for the three months ended December 31, 1996 compared to a net loss of $393,938 for the three months ended December 31, 1995. The losses in both periods are attributed to the Company's inability to acquire sufficient working capital to market its products.

LIQUIDITY AND CAPITAL RESOURCES

          From inception to December 31, 1996, the Company used net cash of $815,156 in operations. The Company financed its operating cash requirements through the sale of common stock and other capital contributions, which generated cash proceeds of $734,919, and from the issuance of notes payable to stockholders, which generated cash proceeds of $505,972.

          For the nine months ended December 31, 1995, the Company used net cash of $690,190 in operations. The Company financed its operating cash requirements through the sale of common stock and other capital contributions, which generated cash proceeds of $185,906, and from the issuance of notes payable to stockholders, which generated cash proceeds of $493,147.

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

Dated: June 18, 1997