Form 10KSB
period 1997-03-31
NET/GUARD TECHNOLOGIES INC
filed 1997-08-12
CIK 1003345

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                    For the Fiscal Year Ended March 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

          For the Transition period from _____________ to _____________
                         Commission File Number 0-12969

                          NET/GUARD TECHNOLOGIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as Specified in its Charter)

    DELAWARE                           33-0707961
    -------------------------------    --------------------------------
    (State or other jurisdiction of    (IRS Employer Identification No.)
    Incorporation or Organization)

12465 LEWIS ST., SUITE 101,
GARDEN GROVE, CALIFORNIA                             92840-8702
----------------------------------------             ----------
(Address of Principal Executive Offices)             (Zip Code)

(Registrant's Telephone Number including Area Code): (714) 703-2880

Securities Registered Pursuant to Section 12(b) of the Act:  NONE

           Securities Registered Pursuant to Section 12(g) of the Act:
                          COMMON STOCK, $.001 PAR VALUE
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1997 COMMON STOCK, PAR VALUE OR $.001 PER SHARE - $8,866,184 based upon the closing bid price for the Company's common stock at March 31, 1997.

The issuer's revenues for the year ended March 31, 1997 were $171,928.

The number of shares outstanding of the registrant's classes of common stock as of March 31, 1997: COMMON STOCK, PAR VALUE OF $.001 PER SHARE - 9,975,000 SHARES.

DOCUMENTS INCORPORATED BY REFERENCE:    None

                                     PART I

         This Annual Report on Form 10KSB contains forward-looking statements that involve risks and uncertainties. NET/GUARD Technologies, Inc's ("NET/GUARD" or the "Company") actual future results could differ materially from those statements. Factors that could cause or contribute to such differences include, but are not limited to, those factors discussed in Item 1, "Business" and elsewhere in this Report.

ITEM 1.   BUSINESS

General

         NET/GUARD primarily develops and manufactures PC network file server fault-tolerant add-on sub-systems, used to reduce overall network downtime attributed to failures of the network's file server. The Company's SERVivor(TM) family of fault-tolerant add-on sub-systems are comprised of SCSI switch hardware, proprietary monitoring software, and interface drivers. SERVivor's hardware component is compatible with file servers platforms from most major server grade PCs such as those manufactured by IBM, Hewlett Packard, Compaq, ALR Research, and Dell. SERVivor's monitoring software will monitor network activity on all network topology such as Ethernet, Token-ring, and Star. SERVivor's interface drivers function with all present releases of Novell's NetWare and Microsoft's Windows NT network operating systems.

         The Company markets its products domestically primarily through Personal Computer (PC) network Value Added Resellers (VARs) for resale to network end users. The Company's primary sales and marketing efforts during the fiscal year ending March 31, 1997 were directed at increasing demand for products at the end user sales level and increasing the number of VARs that carry the Company's products. Such efforts have included using outside representatives to present the Company's products to VAR's employees, and using end user conferences and trade shows to increase the awareness of the end user.

         Organized in May 1996, the Company is a Delaware corporation whose principal executive offices are located at 12465 Lewis Street, Suite 101, Garden Grove, California, 9284, and its telephone number is (714) 703-2880.

INDUSTRY OVERVIEW

         During the last decade the networked personal computer (PC) has moved to become the principal information system (IS) of choice for business and government. Technological advances and increased functionality, combined with lower pricing have made networked PCs common in business and governmental agencies of all sizes. These networks of PCs are now integral to the profitable or on-budget operation of the network users. A market for sophisticated network downtime reduction sub-systems has evolved in response to the dependency of the user's operation on the availability of their network's file server. In addition, each major change of the operating system which runs a particular PC network may lead to demand for even higher availability of a new operating system.

STRATEGY

         The Company's strategy is to leverage the technological advances and increased functionality of the network operating systems to expand its position as a developer and manufacturer of quality fault-tolerant products for use in businesses. Key elements of the Company's business strategy are as follows:

         CAPITALIZE ON BRAND NAME RECOGNITION. The Company intends to leverage its brand name recognition to introduce new products into its VAR channel which supplies the business and retail market. The Company's merchandising strategy is intended to introduce allied network products to augment the Company's product lines by allowing VARs to achieve relatively high revenues and margins from the Company's products.

         TARGET TELECOMMUNICATIONS CUSTOMERS. In February, 1997, the Company established a Telecommunications Sales Unit to sell products manufactured by others which enable both networked and stand alone PC access to private and public networks at data rates of 33.6KB and 56KB which are current standards.

         PURSUE STRATEGIC ALLIANCES AND ACQUISITIONS. The Company is seeking strategic alliances that, through the addition of development, distribution, or financial resources, would allow the Company to develop, and market network fault-tolerant products into broader markets. The Company currently has targeted strategic alliance prospects that are industry leaders with VAR and OEM channels into which they distribute non-competitive but complimentary products. Additionally, management anticipates that the Company will seek to accelerate growth through strategic acquisition of complementary businesses, products, or technologies. See "Acquisition of NetPage Communications" below.

         To date the Company has generated limited revenues and incurred a net loss of more than $1,121,000. See "Management Discussion and Analysis of Financial Condition" below in Item 6 and "Financial Statements" below in Item 7. The Company has not been profitable to date, has had negative cash flows from operations and the report of its independent auditors reflects that the Company's financial statements "have been prepared assuming that the Company will continue as a going concern." See Note 1 of Notes to Financial Statements. No assurance can be given that the Company's strategy will prove successful or that any of its products will be accepted in the market place.

PRODUCTS

         The following table sets forth selected products currently offered by the Company:

Product Name:                               NSI 7000
-------------                               --------

The NSI 7000 is a Fault-Tolerant subsystem used to reduce the downtime of networked file servers utilizing Novell NetWare. The NSI 7000 protects the network file server from many types of hardware or software failure which would otherwise result in file server network downtime. The NSI 7000 is a system made up of both hardware and software. The disk drives which contain all the software needed to operate the network are mounted in the NSI 7000 along with NET/GUARD's proprietary SCSI switch. The NSI software monitors the network's operation and when a failure within the network is detected the NSI 7000 automatically switches from the failed file server to a designated standby file server. The NSI 7000 is tailored to the network user with mirrored / duplexed disk configurations.

Product Name:                               NSI 5000
-------------                               --------

The NSI 5000 is a Fault-Tolerant subsystem used to reduce the downtime of network file servers utilizing Novell NetWare. The NSI 5000 protects the network file server from many types of hardware or software failure which would otherwise result in file server or network downtime. The NSI 5000 is a system made up of both hardware and software. NSI 5000 is 19" rack-mount configuration cabinet which contains the Company's proprietary SCSI switch. The NSI software monitors the network's operation and when a failure is detected the NSI 5000 automatically switches from the failed file server to a standby file server. The NSI 5000 is tailored to the network user with RAID disk configurations.

Product Name:                               SERVivor
-------------                               --------

The SERVivor is a low cost systems fault tolerant product which increases file server availability for PC networks utilizing Novell NetWare or Microsoft Windows NT software. SERVivor is a ISA form factor computer board that is mounted in a standby server and with simple cable connections and monitoring software protects the network from file server downtime that could be caused by any hardware or software failure. The Company has designed SERVivor so that it can interface with file servers that use either mirrored or RAID disk configurations.


PRODUCT DEVELOPMENT

         The Company believes that significant investment in research and development is required in order to remain competitive, accelerate the rate of product introductions, incorporate new technologies, and sustain the quality of its products. In addition to engineering and quality assurance, the Company's research and development activities include the identification and validation of a product's potential commercial success, as well as the incorporation of new technologies in new products. The Company incurs significant expense in preparing market research information and reviewing product specifications. In addition, the Company works closely with hardware and software manufacturers to anticipate user problems with new hardware and software. These efforts and the resulting "core" technology are critical in enabling the Company to be competitive, improve quality and consistency, and bring products to market quickly.

         The product planning and development process begins with research and analysis by both the marketing and research and development groups. The project team typically may consist of two to three or more persons, including employees and consultants. These products require varying degrees of development time which frequently depend on general complexity of the product. Prior to release, each product will undergo careful quality assurance testing that will involve usability testing with external evaluators and a technical review of each component of the final product and testing on various hardware platforms. The Company endeavors, with the assistance of personal computer hardware, software, and peripheral suppliers, to identify potential conflicts and other factors that could lead to problems with personal computers due to incompatibility with evolving technology. The Company then will adapt its "core" technology to develop products, or enhance existing ones, designed to assist the user in resolving the problem or adapting to new technological environments. The Company's strategy for developing products compatible with Novell NetWare, and future versions of Windows NT, is substantially dependent on its ability to gain pre-release access to, and develop expertise in, such versions.

         The Company's products are highly dependent on the continued widespread use of Microsoft's Windows NT and Novell's NetWare operating system for networked personal computers. Although NetWare and Windows NT operating systems are currently used by many networked personal computer users, other companies, including International Business Machines Corporation, have developed or are developing other operating systems which compete and will compete with Novell's NetWare and Microsoft's Windows NT. In the event that any of these alternative operating systems become widely accepted in the personal computer marketplace, demand for the Company's Windows-based products could be adversely affected, thereby also affecting the Company's operating results. Microsoft announced earlier in 1997 a new fault-tolerant facility for its operating system, Windows NT. The Company is attempting to determine whether Microsoft's fault-tolerant sub-systems, named Wolfpack, for networked personal computers using Windows NT will have an adverse effect on the Company's products and market penetration.

         The costs associated with planning, researching, developing and testing new products and services are substantial and no assurance can be given that the Company will have adequate resources for such purposes.


ACQUISITION OF NETPAGE COMMUNICATIONS, INC.

         Effective April 30, 1997, the Company acquired 80% of NetPage Communications, ("NetPage") for stock and cash. The Company's chief executive officer currently acts as the chief executive officer of NetPage and is actively involved in strategic planning and the day to day operations of NetPage. NetPage has agreed to pay the Company a monthly management fee of $20,000. Through July 15, 1997, the Company loaned NetPage approximately $160,000 for three years at an interest rate of 10% per annum. NET/GUARD has the right to elect a majority of NetPage's Board of Directors.

NETPAGE'S PRODUCTS

         NetPage's mission is to provide a complete Internet solution to the small business environment. NetPage's products are offered in three models, Standard, Gold and Platinum. Each model includes a computer (either desktop or notebook), a custom Internet Web site created by NetPage specifically for the client, electronic mail service, unlimited full time access to the entire Internet and World Wide Web for each client, computer operating systems, Internet browsing software, and a submission of each client's Web site to more than 100 Internet search and registration services. In addition to the three base models NetPage offers optional and add-on products and services including various peripherals and more advanced web pages which may extend additional capability and allow more business functions to be carried out in the new e-commerce arena.

NETPAGE'S SALES AND MARKETING

         NetPage markets a "Complete Internet Solution" nationally through Internet consultants, dealers and master dealers. NetPage recruits master dealers using various electronic and print media. Each master dealer purchases a set of sales and marketing tools and pays a tuition to NetPage for a five-day training program. Upon completion of the training program a master dealer is authorized to enlist dealers and/or Internet consultants in a nonspecific geographical territory. Dealers and Internet consultants offer the Complete Internet Solution to small businesses ranging from professionals, such as lawyers and doctors, and other service providers to retailers, wholesalers and manufacturers. The Complete Internet Solution is sold or may be leased, through unaffiliated leasing companies arranged by NetPage to end user clients, generally on a thirty-nine (39) month lease.


DISTRIBUTION, SALES AND MARKETING

         The Company markets its fault-tolerant products domestically through VARs for resale to end users. The Company's reseller customers generally offer products of several different companies, including products which may compete with those of the Company. Accordingly, there is a risk that these resellers may give higher priority to products of other suppliers and reduce their efforts to sell the Company's products. In addition, any special distribution arrangements and product pricing arrangements that the Company may implement in one or more distribution channels for strategic purposes could adversely affect gross profit margins for its products.

         In February 1997, NET/GUARD established a telecommunications sales unit to expand the promotion of products to its present VAR channel. These telecommunications products are mainly high speed modems which enable both networked and stand-alone PC access to private and public networks at data rates above the current generally available rate of 28,800 bits per second.

         The Company also uses media advertising, direct mail, attendance at industry trade shows, press releases, and direct contacts through its marketing and sales force as other means of generating new sales.

         The Company's sales force at July 11, 1997 consists of four people based in the Company's office who receive salaries, commissions, and/or incentive bonus compensation. In addition, the Company maintains an in-house marketing department that handles most of the design and development of the Company's product packaging, advertisements, and promotional items.


DUPLICATION, FABRICATION AND PACKAGING

         The Company's product manuals are printed by an unaffiliated commercial printer, whose primary service is reproduction of manuals and brochures. Substantially all of the Company's products are duplicated and packaged by Disk Duplication Corporation, a software manufacturing operation. The hardware component is assembled by CalQuality a contract assembly operation. The Company believes its relations with these suppliers are good. Although the Company believes that alternative resources exist or can be obtained, a disruption of the Company's relationship with any of these third-party contractors could adversely affect the Company's results of operations until replacement sources are established. In addition, any material changes in product and service quality and pricing by these outside resources could adversely affect the Company's results of operations. The Company has attempted to mitigate the risk of any such disruption by maintaining certain levels of "safety stock" inventories and the limited use of "second source" vendors.


COMPETITION

         The network fault-tolerant industry is intensely competitive. Consumer demand for particular products may be adversely affected by the increasing number of competitive products. The Company is aware of other companies which have developed or are in the process of developing products which may compete in whole or in part with the Company's products, including Microsoft, Novell, Vinca, LanTegrity, Octopus, ApCon, and others. In addition, there exist a number of large, well-capitalized software development firms that could, should they choose to do so, provide products in direct competition with the Company, as well as a number of large companies which may be in the process of developing products which compete, in whole or in part, with the Company's products. Each of these firms and certain of the Company's existing competitors have substantially greater financial, technical, and marketing resources than the Company. Moreover, there are no proprietary barriers to entry that could keep competitors from developing and selling competing products in the Company's markets. There is no assurance that the Company may be able to compete with such concerns. Increased competition may result in loss of VARs and reduction in consumer demand, any of which will have a material adverse effect on the Company's operating results.

         In addition, the Company may face increasing pricing pressures from current and future competitors and, accordingly, no assurance can be given that competitive pressures will not require the Company to reduce its prices and thereby adversely effect gross profit margins. In particular, over time, the average selling prices for the Company's products may decline as the market for these products becomes more competitive. Any material reduction in the price of the Company's products would negatively affect gross margins and would require the Company to increase unit sales in order to maintain historic levels of sales. In addition, to the extent that Microsoft or other companies incorporate applications comparable, or perceived as comparable, to those offered by the Company into Novell, Windows NT, or other products (or separately offer such products), sales of the Company's products could be materially adversely affected, and there can be no assurance that any such action by Microsoft or others would not render the Company's Windows NT or Novell based products noncompetitive or obsolete. There can be no assurance that such competitors will not develop products that are superior to the Company's products or that achieve greater market acceptance, all of which may allow them to research, develop, introduce and support new products more quickly and effectively than the Company.

         The Company believes that competition in the network fault-tolerant market is somewhat fragmented, and largely based on adaptation to a particular market segment, availability of an integrated set of products, relationships with distributors and retailers, and selection of appropriate distribution channels.


PROPRIETARY RIGHTS

         The Company regards its SCSI switch hardware, monitoring software, and operating systems drivers as proprietary and relies primarily on a combination of copyright, trademark and trade secret laws, employee confidentiality and nondisclosure agreements and third-party nondisclosure agreements, and other methods of protection common in the industry. Despite these precautions, it may be possible for an unauthorized third party to copy or reverse- engineer certain portions of the Company's products or to obtain and use information that the Company regards as proprietary.

         Under existing law, software products have been difficult to patent, and copyright laws offer limited protection. The Company has filed and received federal trademark registrations for the Company's stylized logo and although the Company may file copyright applications with respect to programs developed for the Company's software products, there can be no assurance that any such copyrights will provide meaningful protection to the Company or that the Company will be able to afford the expense of any litigation which might be necessary to enforce its rights. However, the Company believes that trademark and copyright protection are less significant to the Company's success than factors such as knowledge, ability, and experience of the Company's personnel, research and development, brand name recognition, and product loyalty. In addition, the laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States.

         The Company believes that its products, trademarks and other proprietary rights do not infringe on the proprietary rights of third parties. As the number of fault tolerant products in the industry increases and the functionality of these products further overlaps, software/hardware developers may become increasingly subject to infringement claims. There can be no assurances that third parties will not assert infringement claims against the Company in the future with respect to current or future products or that any such assertion may not require the Company to enter into royalty arrangements or result in costly litigation.

EMPLOYEES

         As of July 31, 1997, the Company had seven full time employees and four part time. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good. As of July 11, 1997 NetPage had 16 full time employees, of whom three are executives engaged in administrative, marketing and sales, five in accounting/leasing, and the balance in technical, customer support and clerical.

ITEM 2.   PROPERTIES

         The Company currently leases approximately 3400 square feet of office space in Garden Grove, California under a lease expiring in March 1998. The annual rent payments under this lease are currently $48,500.

ITEM 3.  LEGAL PROCEEDINGS

         To its knowledge, NET/GUARD has no current legal proceedings pending or threatened.

         NetPage is currently a defendant in an action, brought by a former consultant in Orange County, California, alleging that NetPage owes him $18,000 for services rendered. NetPage believes this suit to be without merit and believes, based on current knowledge, that this action will not have any material adverse effect on the financial condition of NetPage.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the quarter ended March 31, 1997, no matters were submitted for vote to NET/GUARD's common stockholders.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's securities have been traded on the over-the-counter Bulletin Board since about February 12, 1996. The Company's securities are reported under the symbol "NTGD."

         In 1997 and 1996, the high and low bid prices quoted for a share of common stock were:

1997                                                LOW              HIGH
----                                                ---              ----
Quarter ended June 30, 1997                        $1.875            $3.00
Quarter ended March 31, 1997                        2.875             3.00

1996
----
Quarter ended December 31, 1996                     2.75              2.875
Quarter ended September 30, 1996                    2.125             2.375
Quarter ended June 30, 1996                         2.00              2.00
Quarter ended March 31, 1996                        2.00              2.00

         These market quotations reflect inter-dealer prices without retail mark-up,mark-down, or commission and may not necessarily represent actual transactions. The stock markets have experienced extreme price and volume fluctuations during certain periods. These broad market fluctuations, and other factors, may adversely affect the market price of the Company's Common Stock. Any shortfall in revenue or earnings from levels expected by securities analysts could have an immediate and significant adverse effect on the trading price of the Company's common stock in any given period. Additionally, the Company may not learn of such shortfalls until late in the fiscal quarter, which could result in an even more immediate and adverse effect on the trading price of the Company's stock. Finally, the Company participates in a highly dynamic industry, which often results in significant volatility of the Company's common stock price.

         As of March 31, 1997 and July 15, 1997, there were approximately 42 and 64 holders of record, respectively, of NET/GUARD's common stock, including common stock held by affiliates and excluding an undetermined number of shareholders whose shares are held in "street" or "nominee" names.

         NET/GUARD has not paid cash dividends on its common stock since its inception. NET/GUARD intends to employ all available funds for the development of its business, and, accordingly, does not intend to declare or pay any cash dividends in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

         NET/GUARD is principally engaged as a developer and manufacturer of PC network file server fault-tolerant add-on sub-systems used to reduce overall network downtime attributed to failures of the network's file server. The Company's SERVivor family of fault-tolerant add-on sub-systems are comprised of SCSI switch hardware, monitoring software, and interface drivers. SERVivor's hardware component is compatible with file servers platforms from most major server grade PCs such as IBM, Hewlett Packard, Compaq, ALR Research, and Dell. SERVivors monitoring software will monitor network activity on all network topology such as Ethernet, Token-ring, and Star. SERVivor's interface drivers function with all present releases of Novell's NetWare and Microsoft's Windows NT network operating systems.

         The Company markets its products domestically primarily through personal computer (PC) network value added resellers (VARs) for resale to network end users. The Company's primary sales and marketing efforts in fiscal year 1997 were directed at increasing demand for products at the end user sales level and increasing the number of VARs that carry the Company's products. Such efforts have included using outside representatives to present the Company's products to VAR's employees, and using end user conferences and trade shows to increase the awareness of the end user.

         In September 1994 NetGuard Systems, Inc. (a predecessor of the Company hereinafter referred to as "Systems") entered into an investment agreement with a capital investment group, whereby that group committed to provide $2,000,000 to Systems. These funds were never delivered and as a result, Systems continued to experience severe cash shortages which materially and adversely negatively impacted Systems' operations. In May 1996, Systems received an initial investment of $500,000 from persons not then affiliated with the Company. Systems was dissolved and on May 9, 1996 NET/GUARD Technologies, Inc. ("Technologies") was formed to acquire the assets of and to operate substantially the same fault tolerant operations as the predecessor.

         In October 1996 Rollo Entertainment, Inc. ("Rollo") effected a reverse acquisition of Technologies, caused the then principal shareholders of Rollo to return 2,890,000 shares of the Company's common stock and transferred Rollo's entertainment-related assets to such shareholders. Thereafter Rollo changed its name to NET/GUARD Technologies, Inc. in accordance with an amended Certificate of Incorporation filed with the Secretary of State of Delaware in November 1996 (which amended the Certificate of Incorporation and also increased the number of Company authorized shares of common stock from 10,000,000 to 20,000,000 shares). See Note 1 of Notes to Financial Statements.

RESULTS OF OPERATIONS

         The following table sets forth certain statement of operations data for the period from inception (May 9, 1996) to the year ended March 31, 1997 and for period from April 1, 1996 to May 8, 1996 and the year ended March 31, 1996 of the predecessor.

                                                          Successor               Predecessor
                                                      ----------------- -------------------------------
                                                         May 9, 1996    April 1, 1996
                                                      to March 31, 1997 to May 8, 1996   March 31, 1996
                                                      ----------------- --------------   --------------
Net sales............................................     $   171,928                     $   132,900
Cost of sales ........................................        157,850           9,403          68,565
                                                          -----------     -----------     -----------
     Gross Profit (loss) .............................         14,078          (9,403)         64,335
Selling, general, and administrative expenses ........      1,112,993              --       1,400,223
                                                          -----------     -----------     -----------
     Loss from operations ............................     (1,098,915)         (9,409)     (1,335,888)
Other Income (expense)
     Interest income .................................          6,205              --              --
     Interest expense ................................        (27,891)             --        (102,529)
     Other expense ...................................             --              --            (841)
     IRS forgiveness .................................             --              --          19,735
                                                          -----------     -----------     -----------
        Total other income (expense) .................        (21,686)             --         (83,635)
                                                          -----------     -----------     -----------
Loss before provision for income taxes ...............     (1,120,501)         (9,403)     (1,419,523)
Provision for income taxes (Note 5) ..................            800             800             800
                                                          -----------     -----------     -----------
Net loss .............................................    $(1,121,401)    $   (10,203)    $(1,420,323)
                                                          -----------     -----------     -----------

         The following is a discussion of the operating results for the period from inception (May 9, 1996) to the year ended March 31, 1997, for the Company compared to the year ended March 31, 1996 for Systems, the predecessor.

         Gross revenues from inception to March 31, 1997 were $171,928 as compared to $132,900 for the year ended March 31, 1996. The increase of 29% is attributed to the Company's ability to secure the necessary investment to form NetGuard Technologies, Inc. and resume operations in May 1996.

         Gross profit was $14,078 and $64,335 for the periods ended March 31, 1997 and 1996, respectively. As a percentage of net sales, the gross profit margins for the period ended March 31, 1997 and 1996 were 8.2% and 48.4%, respectively. The decrease in gross profit is attributed to a $70,000 write down of the predecessor's inventory that was acquired by the Company on May 9, 1996.

         Sales, general and administrative expenses were $1,112,993 and $1,400,223 for the periods ended March 31, 1997 and 1996, respectively. As a percentage of gross sales, expenses were 647% and 1053% for the periods ended March 31, 1997 and 1996, respectively. The decreases in expenses were attributed to the Company's reduction in payroll expenses. Also incurred was $96,000 in legal expenses to secure the additional capital necessary for the initial funding of NetGuard Technologies, Inc.

         The Company incurred a net loss of $1,121,401 from inception to the period ended March 31, 1997 compared to a net loss of $1,420,323 for the year ended March 31, 1996. The losses for the period from inception to March 31, 1997 are attributed to insufficient sales to cover the start-up costs of the new operation and the write downs of old inventory of the predecessor. The losses for the year ended March 31, 1996 are attributed to a lack of funding to sufficiently market the Company's products and to salaries that were accrued but not paid by the predecessor.

LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1997, the Company had $523,530 in cash and cash equivalents. The Company does not currently have any available lines of credit. Since inception, the Company has financed its operations through the issuance of notes to stockholders and the sale of common stock.

         Net cash of $1,210,816 was used in operating activities during the period from inception (May 9, 1996) to the year ended March 31, 1979 and was primarily attributed to the start-up costs of the new corporation.

         Net cash provided by the sale of common stock from inception (May 9, 1996) to March 31, 1997 was $1,779,712. Additionally the Company received loans from stockholders in the amount of $115,400. See Note 4 of Notes to Financial Statements.

         The Company's principal executive offices are located at 12465 Lewis Street, Suite 101, Garden Grove, California 92840-4658, and its telephone number is (714) 703-2880.


ITEM 7.  FINANCIAL STATEMENTS                       PAGE

Index to Financial Statements:

         1. Report of Independent Certified           15
            Public Accountants

         2. Financial Statements:                     16

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of NET/GUARD Technologies, Inc.

We have audited the accompanying balance sheet of NET/GUARD Technologies, Inc. ("Successor Company") as of March 31, 1997, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the period from commencement of operations (May 9, 1996) through March 31, 1997, and the statements of operations, stockholders' equity (deficiency), and cash flows of NetGuard Systems, Inc. ("Predecessor Company" as described in Note 1 of notes to financial statements) for the period from April 1, 1996 to May 8, 1996 and for the year ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the Successor Company's financial statements referred to above present fairly, in all material respects, the financial position of NET/GUARD Technologies, Inc. as of March 31, 1997, and the results of its operations and cash flows for the period from commencement of operations (May 9, 1996) through March 31, 1997, in conformity with generally accepted accounting principles. Further, in our opinion, the Predecessor Company's financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of the Predecessor Company for the period April 1, 1996 to May 8, 1996, and for the year ended March 31, 1996, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $1,121,401 for the period from Inception to March 31, 1997 and had negative cash flows from operations. These factors among others as discussed in Note 1 to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



SINGER LEWAK GREENBAUM & GOLDSTEIN LLP

Los Angeles, California
June 2, 1997

                                                    NET/GUARD TECHNOLOGIES, INC.
                                                    (FKA NETGUARD SYSTEMS, INC.)
                                                                   BALANCE SHEET
                                                                 AS OF MARCH 31,
                        (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
================================================================================

                                     ASSETS

CURRENT ASSETS
        Cash and cash equivalents (Notes 1 and 2)                    $   523,530
        Accounts receivable                                               28,831
        Inventory (Note 1)                                               111,750
        Employee advances                                                 18,041
        Other current assets                                               5,284
                                                                     -----------
               Total current assets                                      687,436

FURNITURE AND EQUIPMENT, net (Notes 1 and 3)                              70,479
                                                                     -----------

OTHER ASSETS
        Trademark, net of accumulated amortization of $1,350              11,150
        Deposits                                                          18,639
                                                                     -----------
               Total other assets                                         29,789
                                                                     -----------
                             TOTAL ASSETS                            $   787,704
                                                                     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
        Notes payable - stockholder (Note 4)                         $   206,333
        Accounts payable                                                  32,036
        Accrued expenses                                                  47,068
                                                                     -----------
               Total current liabilities                                 285,437

NOTES PAYABLE - STOCKHOLDER, net of current portion above (Note 4)       260,556
                                                                     -----------
                      Total liabilities                                  545,993
                                                                     -----------

COMMITMENTS AND CONTINGENCIES (Note 5)

STOCKHOLDERS' EQUITY (DEFICIT)
        Common Stock, $.0001 par value
               20,000,000 shares authorized
               9,975,000 shares issued and outstanding                       998
        Additional paid-in capital                                     1,362,114
        Accumulated deficit                                           (1,121,401)
                                                                     -----------
               Total stockholders' equity (deficit)                      241,711
                                                                     -----------
                      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY     $   787,704
                                                                     ===========

   The accompanying notes are an integral part of these financial statements.

                                                    NET/GUARD TECHNOLOGIES, INC.
                                                    (FKA NETGUARD SYSTEMS, INC.)
                                                        STATEMENTS OF OPERATIONS
                                                   FOR THE YEARS ENDED MARCH 31,
                        (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
================================================================================


                                                   Successor             Predecessor
                                                 ------------   ---------------------------
                                                 May 9, 1996    April 1, 1996   Year Ended
                                                 to March 31,     to May 8,      March 31,
                                                      1997          1996           1996
                                                -------------   -----------     -----------
NET SALES                                       $   171,928    $        --      $   132,900

COST OF SALES                                       157,850          9,403           68,565
                                                -----------    -----------      -----------
GROSS PROFIT (LOSS)                                  14,078         (9,403)          64,335

SELLING, GENERAL, AND ADMINISTRATIVE EXPENSES     1,112,993             --        1,400,223
                                                -----------    -----------      -----------

LOSS FROM OPERATIONS                             (1,098,915)        (9,403)      (1,335,888)
                                                -----------    -----------      -----------

OTHER INCOME (EXPENSE)
        Interest income                               6,205             --               --
        Interest expense                            (27,891)            --         (102,529)
        Other expense                                    --             --             (841)
        IRS forgiveness (Note 1)                         --             --           19,735
                                                -----------    -----------      -----------
               Total other income (expense)         (21,686)            --          (83,635)
                                                -----------    -----------      -----------

LOSS BEFORE PROVISION FOR INCOME TAXES           (1,120,601)        (9,403)      (1,419,523)

PROVISION FOR INCOME TAXES (Note 6)                     800            800              800
                                                -----------    -----------      -----------

NET LOSS                                        $(1,121,401)   $   (10,203)     $(1,420,323)
                                                ===========    ===========      ===========

NET LOSS PER SHARE                              $     (0.11)   $     (0.00)     $     (0.46)
                                                ===========    ===========      ===========

WEIGHTED AVERAGE COMMON SHARES
        OUTSTANDING                               8,520,835      3,116,176        3,116,176
                                                ===========    ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                                                    NET/GUARD TECHNOLOGIES, INC.
                                                    (FKA NETGUARD SYSTEMS, INC.)
                                 STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                   FOR THE YEARS ENDED MARCH 31,
                        (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
================================================================================


                                            Common Stock          Additional
                                    -------------------------       Paid-in         Accumulated
                                       Shares        Amount         Capital           Deficit        Total
                                    ----------    -----------    ---------------    -----------    -----------
PREDECESSOR COMPANY
    Balance, March 31, 1995          3,116,176    $   802,000    $            --    $(2,137,659)   $(1,335,659)
    Additional capital
        contributions (Note 1)                                                          268,406        268,406
    Net loss                                                                         (1,420,323)    (1,420,323)
                                    ----------    -----------    ---------------    -----------    -----------

    Balance, March 31, 1996          3,116,176      1,070,406                 --     (3,557,982)    (2,487,576)
    Net loss for period April 1,
        1996 to May 8, 1996                                                             (10,203)       (10,203)
                                    ----------    -----------    ---------------    -----------    -----------

        BALANCE, MAY 15, 1996        3,116,176    $ 1,070,406    $            --    $(3,568,185)   $(2,497,779)
                                    ==========    ===========    ===============    ===========    ===========

================================================================================

                                                         Common Stock       Additional
                                                   ---------------------     Paid-in      Accumulated
                                                    Shares       Amount       Capital       Deficit         Total
                                                   ---------    --------   ------------   -----------    -----------
SUCCESSOR COMPANY
    Balance, May 9, 1996                                  --    $     --   $         --   $        --    $        --
    Issuance of common stock                       9,975,000         998      1,778,714                    1,779,712
    Purchase of technology
        from related party                                                     (416,600)                    (416,600)
    Net loss for period May 9,
        1996 to March 31, 1997                                                             (1,121,401)    (1,121,401)
                                                   ---------    --------   ------------   -----------    -----------

        BALANCE, MARCH 31, 1997                    9,975,000    $    998   $  1,362,114   $(1,121,401)   $   241,711
                                                   =========    ========   ============   ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                                                    NET/GUARD TECHNOLOGIES, INC.
                                                    (FKA NETGUARD SYSTEMS, INC.)
                                                        STATEMENTS OF CASH FLOWS
                                                   FOR THE YEARS ENDED MARCH 31,
                        (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
================================================================================

                                                                            Successor                  Predecessor
                                                                           -----------       ------------------------------
                                                                           May 9, 1996       April 1, 1996    Year Ended
                                                                           to March 31,         to May 8,       March 31,
                                                                               1997               1996            1996
                                                                           ------------      -------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net loss                                                               $(1,121,401)      $ (10,203)       $(1,420,323)
    Adjustments to reconcile net loss to net cash
        used in operating activities
           Depreciation and amortization                                        14,026               -              13,379
    (Increase) decrease in
        Accounts receivable                                                    (28,831)              -               8,875
        Inventory                                                             (111,750)              -              76,138
        Employee advance                                                       (18,041)              -               4,329
        Prepaid expenses                                                             -               -                 365
        Deposits                                                               (18,639)              -               1,555
        Other current assets                                                    (5,284)              -                   -
    Increase (decrease) in
        Accounts payable                                                        32,036          (2,168)             81,012
        Accrued expenses                                                        47,068          10,203             435,910
                                                                           -----------       ---------        ------------

               Net cash used in operating activities                        (1,210,816)         (2,168)           (798,760)
                                                                           -----------       ---------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of furniture and equipment                                        (83,155)              -                   -
    Purchase of trademark                                                      (12,500)              -                   -
                                                                           -----------       ---------        ------------

               Net cash used in investing activities                           (95,655)              -                   -
                                                                           -----------       ---------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from the issuance of notes payable
        to stockholders                                                        115,400               -             520,568
    Principal payments on note payable to
        stockholders                                                           (65,111)              -                   -
    Proceeds from the sale of common stock and
        other capital contributions                                          1,779,712               -             268,406
                                                                           -----------       ---------        ------------

                  Net cash provided by financing activities                  1,830,001               -             788,974
                                                                           -----------       ---------        ------------

                      Net increase (decrease) in cash and
                          cash equivalents                                     523,530          (2,168)             (9,786)
                                                                           -----------       ---------        ------------

CASH AND CASH EQUIVALENTS - BEGINNING OF YEAR                                        -           2,168              11,954
                                                                           -----------       ---------        ------------

CASH AND CASH EQUIVALENTS - END OF YEAR                                    $   523,530       $       -        $      2,168
                                                                           ===========       =========        ============

   The accompanying notes are an integral part of these financial statements.

                                                    NET/GUARD TECHNOLOGIES, INC.
                                                    (FKA NETGUARD SYSTEMS, INC.)
                                            STATEMENTS OF CASH FLOWS (CONTINUED)
                                                   FOR THE YEARS ENDED MARCH 31,
                        (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
================================================================================


                                                  Successor                    Predecessor
                                                -------------       ------------------------------
                                                May 9, 1996         April 1, 1996       Year Ended
                                                to March 31,          to May 8,          March 31,
                                                    1997                 1996               1996
                                                -------------       -------------       ----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
    INFORMATION
        INTEREST PAID                           $      27,891       $           -       $    4,192
                                                =============       =============       ==========
        TAXES PAID$                             $           -       $           -       $        -
                                                =============       =============       ==========

During the year ended March 31, 1996, the Company issued notes payable in the amount of $98,338 in lieu of interest.

During the period from May 9, 1996 to March 31, 1997, the Company acquired the technology developed by NetGuard Systems, Inc. from a stockholder of NetGuard Systems, Inc. for $416,600. The historical cost of this technology recorded by NetGuard Systems, Inc. was $0; therefore, the Company valued this technology at $0 and recorded the $416,600 paid to the stockholder as a reduction to additional paid-in capital.


   The accompanying notes are an integral part of these financial statements.

                                                    NET/GUARD TECHNOLOGIES, INC.
                                                    (FKA NETGUARD SYSTEMS, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 1997
                        (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
================================================================================

NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES

        Business and Organization

        NetGuard Technologies, Inc., (the "Company" or "NetGuard"), a California corporation, was incorporated on May 8, 1996 as the successor company to NetGuard Systems, Inc. ("Systems"). The Company continued the business operations of Systems with the same officers and directors as well as the same stockholder base. The accompanying financial statements present the Company ("Successor") from Inception to March 31, 1997 and Systems ("Predecessor") from April 1, 1995 to May 8, 1996.

        On October 22, 1996, Rollo Entertainment, Inc. ("Rollo"), a publicly-traded, development stage company incorporated in the State of Delaware, acquired all of the outstanding stock of NetGuard. For accounting purposes, the acquisition has been treated as a recapitalization of NetGuard, with NetGuard as the acquirer (reverse acquisition). Rollo subsequently changed its name to NET/GUARD Technologies, Inc., a Delaware corporation (hereafter referred to as the "Company" or "NET/GUARD"). On May 1, 1997, NetGuard Technologies, Inc., a California corporation was dissolved. Prior to the acquisition, Rollo did not have any significant operations.

        The Company designs, manufactures, and sells fault-tolerant systems aimed at the Novell NetWare and Microsoft Windows NT file server market. NET/GUARD's products are combinations of both hardware and software that monitor the activity of the file server. When a failure of the server occurs, NET/GUARD's system is designed to automatically switch server operations to a standby server and reboot the operating system. NET/GUARD's systems are designed to reduce network downtime attributed to file server failure. NET/GUARD systems are sold through a chain of both domestic and international network re-sellers.

        In September 1994, Systems entered into an Investment Agreement with an investment banker in which the investment banker would invest $3,000,000 into Systems. The investment banker completed a technical and financial audit during the subsequent few months. The investment banker disclosed to Systems that there would be a short delay in the closing date of the investment. In order to keep the sales, support, and engineering team on track, Systems' management made a decision to delay payment of the federal tax deposits until the time that the investment banker actually made the investment. The delay from the investment banker continued much longer than originally anticipated. On June 30, 1995, the Internal Revenue Service ("IRS") visited Systems and placed a lien against the Company. The Company worked closely with the IRS over the next few months while the investment banker worked around the problem that caused his investment delay. In October 1995, the IRS foreclosed on Systems. A Systems investor and stockholder acquired the assets of Systems at the IRS's auction. The stockholder successfully bid in excess of $35,000 for the Systems assets at the IRS auction held on October 28, 1995.

                                                    NET/GUARD TECHNOLOGIES, INC.
                                                    (FKA NETGUARD SYSTEMS, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 1997
                        (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
================================================================================

NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Business and Organization (Continued)

        This bid amount satisfied the non-trust fund portion of the unpaid Internal Revenue taxes. The stockholder subsequently contributed the assets back to Systems. Certain officers of Systems personally assumed the financial responsibility for the trust fund and penalty portions of the unpaid Internal Revenue taxes which totaled $69,235, of which the IRS made an agreement to accept $49,500. The $49,500 was paid in full to the IRS on April 27, 1997, and the remaining balance of $19,735 was forgiven. Systems continued to operate until May 8, 1996 at which date the corporation was dissolved.

        Since the assets seized by the IRS were subsequently contributed back to the Company by the stockholder, the amount paid for the assets by the stockholder has been shown as a capital contribution in the accompanying financial statements. In addition, the $49,500 liability assumed by certain officers of the Company has also been shown as a capital contribution.

        Basis of Presentation

        The accompanying financial statements have been prepared in conformity with generally accepted accounting principles which contemplate continuation of the Company as a going concern. During the period from Inception to March 31, 1997, the Company had a net loss of $1,121,401 and had negative cash flows from operations. The Company's ability to generate positive cash flows depends on its ability to maintain a level of revenues sufficient to meet its obligations and sustain its operations. The Company has had limited sales to date and has sustained substantial operating losses since inception due to its inability to generate a sufficient level of revenues. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

        In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to continue to meet its financing requirements and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

        Management has successfully raised capital through the sale of its common stock and plans to raise additional capital through the sale of common stock as needed to fund operations or acquisitions. Further, as more fully described in Note 7, the Company has acquired a majority interest in NetPage Communications, Inc.

                                                    NET/GUARD TECHNOLOGIES, INC.
                                                    (FKA NETGUARD SYSTEMS, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 1997
                        (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
================================================================================

NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Cash Equivalents

        For purposes of the statements of cash flows, the Company considers all highly-liquid investments purchased with original maturities of three months or less to be cash equivalents.

        Inventory

        Inventory, which consists primarily of finished goods, is stated at the lower of cost (first-in, first-out method) or market.

        Furniture and Equipment

        Furniture and equipment are stated at cost. The Company provides for depreciation using the accelerated and straight-line methods over the estimated useful lives of five years as follows:

               Computers                               5 years
               Furniture and fixtures                  5 years
               Office equipment                        5 years

        Expenditures for maintenance and repairs are charged to operations as incurred while renewals and betterments are capitalized. Gains or losses on the sale of furniture and equipment are reflected in the statements of operations.

        Revenue Recognition

        Revenue is recognized upon the shipment of products to the customer.

        Concentrations of Credit Risk

        The Company sells its products to customers throughout the United States. The Company's sales are not materially dependent on a single customer or small group of customers. The Company performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses based on historical credit write-offs.

        Income Taxes

        The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes."

        Net Loss Per Share

        Net loss per share is based on the weighted average number of common and common equivalent shares outstanding during each year.

                                                    NET/GUARD TECHNOLOGIES, INC.
                                                    (FKA NETGUARD SYSTEMS, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 1997
                        (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
================================================================================

NOTE 1 - SUMMARY OF BUSINESS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

        Fair Value of Financial Instruments

        The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company's financial instruments, including cash, accounts payable, and accrued expenses, the carrying amounts approximate fair value due to their short maturities. The amounts shown for notes payable also approximate fair value because current interest rates offered to the Company for notes payable of similar maturities are substantially the same.

        Estimates

        In preparing financial statements in conformity with generally accepted accounting principles, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NOTE 2 - CASH

        The Company maintains its cash balances in one bank located in southern California. The balances are insured by the Federal Deposit Insurance Corporation up to $100,000. As of March 31, 1997, the uninsured portion of these balances held at the bank aggregated to $480,384.


NOTE 3 - FURNITURE AND EQUIPMENT

        Furniture and equipment at March 31, 1997 consist of the following:

               Computers                               $  35,995
               Furniture and fixtures                     41,456
               Office equipment                            5,704
                                                       ---------
                                                          83,155
               Less accumulated depreciation              12,676
                                                       ---------
                          TOTAL                        $  70,479
                                                       =========

                                                    NET/GUARD TECHNOLOGIES, INC.
                                                    (FKA NETGUARD SYSTEMS, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 1997
                        (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
================================================================================

NOTE 4 - NOTES PAYABLE - STOCKHOLDER

        As of March 31, 1997, notes payable - stockholder consisted of the following:

                6% note payable to stockholder, payable in
                  monthly installments of $13,028 plus
                  interest. Debt matures November 15, 1999.        $  416,889

                10% note payable to stockholder, payable in
                  semi-annual payments of interest only, due
                  on July 10, 1997.                                    50,000
                                                                   ----------

                                                                      466,889
                     Less current portion                             206,333
                                                                   ----------
                              LONG-TERM PORTION                    $  260,556
                                                                   ==========

        As of March 31, 1997, scheduled maturities of notes payable - stockholder are as follows:

                   Year ending
                     March 31,
                   -----------
                       1998                          $   206,333
                       1999                              156,333
                       2000                               94,223
                                                     -----------
                              TOTAL                  $   456,889
                                                     ===========

NOTE 5 - COMMITMENTS AND CONTINGENCIES

        Leases

        The Company leases certain facilities for its corporate and operations office under a non-cancelable lease agreement. The agreement, dated October 1, 1996, expires March 31, 1998 and provides for monthly rent payments of $4,042. For the period from Inception to March 31, 1997 and for the year ended March 31, 1996, total rent expense was $24,252 and $45,428, respectively.

                                                    NET/GUARD TECHNOLOGIES, INC.
                                                    (FKA NETGUARD SYSTEMS, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 1997
                        (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
================================================================================

NOTE 5 - COMMITMENTS AND CONTINGENCIES (CONTINUED)

        Leases (Continued)

        The following is a schedule by years of future minimum rental payments required under this long-term lease agreement:

                   Year ending
                     March 31,
                   -----------
                       1998                         $48,504
                                                    -------
                              TOTAL                 $48,504
                                                    =======


NOTE 6 - INCOME TAXES

        Income tax expense was $800 for both the period from Inception to March 31, 1997 and the year ended March 31, 1996 and consists of the minimum State of California franchise taxes.

        Income tax expense for the period from Inception to March 31, 1997 and the year ended March 31, 1996 differs from the amounts computed by applying a United States Federal income tax rate of 34% to pretax loss as a result of the following:

                                                             Inception to    Year Ended
                                                               March 31,      March 31,
                                                                 1997           1996
                                                             -----------    -------------
                                                             (Successor)    (Predecessor)

               Computed "expected" tax benefit                 $(381,004)     $(482,638)

               Reduction in income taxes resulting from
                 Change in the valuation allowance for
                   deferred tax assets allocated to
                   income tax expense                            381,004        482,638

                 State income taxes                                  800            800
                                                               ---------      ---------

                                     TOTAL                     $     800      $     800
                                                               =========      =========

        The tax effect of temporary differences that give rise to significant portions of the deferred tax assets at March 31, 1997 and 1996 are presented below. Deferred tax liabilities at March 31, 1997 and 1996 are not significant.

                                                    NET/GUARD TECHNOLOGIES, INC.
                                                    (FKA NETGUARD SYSTEMS, INC.)
                                                   NOTES TO FINANCIAL STATEMENTS
                                                                  MARCH 31, 1997
                        (SEE REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS)
================================================================================

NOTE 6 - INCOME TAXES (CONTINUED)

                                                                  Inception to      Year Ended
                                                                    March 31,        March 31,
                                                                      1997             1996
                                                                  -----------      -------------
                                                                  (Successor)      (Predecessor)
               Deferred tax assets
                 Inventory, principally due to allowance
                   for inventory obsolescence                       $      -        $   10,825
                 Net operating loss carryforwards                    414,918         1,365,967
                                                                    --------        ----------

                          Total gross deferred tax assets            414,918         1,376,792
                          Less valuation allowance                   414,918         1,376,792
                                                                    --------        ----------

                             NET DEFERRED TAX ASSETS                $      -        $        -
                                                                    ========        ==========

        At March 31, 1997, the Company had net operating loss carryforwards of approximately $1,100,000 and $550,000 for federal and state tax purposes, respectively, which if not utilized to offset future taxable income, will expire in 2005 and 2012, respectively.


NOTE 7 - SUBSEQUENT EVENT

        On April 30, 1997, the Company entered into an Agreement of Purchase and Sale of Stock with NetPage Communications, Inc. ("NetPage"), whereby the Company purchased 147,784,000 shares of NetPage common stock, which represents 80% of NetPage's issued and outstanding common stock, for $362,000 in cash and 200,003 shares of the Company's common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         In connection with the reverse acquisition referenced in Item 6 above, the Company ceased to engage in entertainment-related activities and moved its operations from the East Coast to Garden Grove, California. In this process it ceased to utilize the services of Bederson & Co., Rollo's independent auditors, and thereafter in 1997 secured the services of its current independent auditors, Singer Lewak Greenbaum & Goldstein LLP.



                                                     PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, AND KEY EMPLOYEES

         The directors and executive officers of the Company at March 31, 1997 are as follows:

NAME                                AGE     TITLE
----                                ---     -----
William L. Van Liere                78      Chairman of the Board

E. Blaine Mansfield                 54      Chief Executive Officer, President, and Director

Donald Ackerman                     58      Vice President, Secretary, and Director

Victor V. Vurpillat, PhD            64      Director

Oleg Batrachenko                    32      Director

         Mr. Van Liere has served as Chairman of the Company's Board of Directors since the Company was founded in May 1996. Mr. Van Liere is a retired chemical industry executive and private investor.

         Mr. Mansfield has served as Chief Executive Officer and President of the Company since the Company was founded in May of 1996. From December 1992 to April 1996 Mr. Mansfield was Chairman, Chief Executive Officer and President of NetGuard Systems Inc. For more than the five years prior thereto Mr. Mansfield has been engaged as an investor and consultant to various high technology companies.

         Mr. Ackerman has served as Vice President and Secretary of the Company since the Company was founded in May 1996. From December 1992 to April 1996 Mr. Ackerman was Vice President of Sales of NetGuard Systems Inc.

         Dr. Vurpillat has served as a Director of the Company since the Company was founded in May 1996. From January 1997 to the present Dr. Vurpillat has served has Chief Executive Officer of Spanworks in Fremont, California. Dr. Vurpillat served as Chief Technology Officer of Safeguard Scientific, a venture capital firm from January 1974 to December 1991. He serves on the boards of directors of several other high technology companies.

         Oleg Batratchenko has since April 1995 been Vice President of Research at Berkshire International Finance, Inc. ("Berkshire"), a New York corporate finance and investment banking boutique which has assisted the Company in various corporate and financing matters. Mr. Batratchenko has been managing the activities of Berkshire's equity research department and providing analytical support for the process of banking clients selection, monitoring and deals structuring. A generalist specializing in small cap firms, Mr. Batratchenko provides comprehensive analytical coverage for over 20 U.S. and European growth companies, mostly in the high-tech, biomedical, environmental, computer and electronics sectors. From 1993 to 1995 Mr. Batratchenko was a research analyst with Safian Investment Research, Inc., a White Plains, New York, financial research and money management firm, where he was engaged in the analysis of international markets on both macro and microeconomic levels. Prior to that Mr. Batratchenko worked as a Performance Analyst with Neuberger and Berman, a major New York money management firm. Mr. Batratchenko has a B.A. in Economics from Moscow State University, a Russian MBA equivalent. Between 1987 and 1990 Mr. Batratchenko was a Research Associate at the Moscow Institute of World Economy and International Relations, where he completed a Master's program in Economics and was involved in a number of high profile research projects being conducted by this leading Russian think tank for the Kremlin. Mr. Batratchenko also has a Master Degree in International Political Economy from New York University and is an Associate member of the Financial Analysts - Money Managers Society (New
York).


         COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than 10 percent of the Company's common stock to file reports of ownership and changes in ownership with the Securities and Exchange Commission (SEC). Officers, directors, and greater than 10 percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

ITEM 10. EXECUTIVE COMPENSATION

         SUMMARY COMPENSATION TABLE

         The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal years indicated by the Company to its Chief Executive Officer and Executive Vice President. No other executive officer received compensation in excess of $100,000 for the fiscal year ended March 31, 1997.

         Name and Position Held                      Annual Compensation
         ----------------------                      -------------------
         E. Blaine Mansfield                              $ 137,500(1)
         Chief Executive Officer and
         President

         Donald Ackerman                                  $ 137,500(2)
         Executive Vice President

--------------
(1) Excludes $2,764 reimbursed to Mr. Mansfield for automobile expense.
(2) Excludes $1,951 reimbursed to Mr. Ackerman for automobile expense.

BOARD OF DIRECTORS

         During 1997, the Company's Board of Directors held seven regular and special meetings and, otherwise took action by written consent. The Board has not established any audit, executive, compensation or nominating committees. Rather, the Board of Directors meets as a whole to determine the compensation of corporate officers and nominate the individuals to be proposed by the Board of Directors for election as directors of the Company.

EMPLOYMENT AGREEMENTS

         In May 1996 the Company entered into employment agreements with each of its two principal executive officers, Mr. Mansfield and Mr. Ackerman. Each of the agreements provides for (i) a term of employment for three years, subject to earlier termination under certain conditions; (ii) salary or $150,000 per year payable in semi-monthly installments; (iii) a bonus equal to two percent of the Company's net sales payable quarterly; and (iv) adjustments to annual salary based on increases, if any, to a cost of living index for Los Angeles - Orange County Areas as published by the United States Department of Labor. Each employee has also been granted an incentive stock option to purchase 300,000 shares of the Company's Common stock at $1.50 per share, for six years. Each employee may exercise these options only to the extent that the Company achieves the following cumulative earnings: $1,000,000 - $100,000 shares; $2,000,000 - 200,000 shares; and $3,000,000 - 300,000 shares. The Company has also agreed to provide each employee with disability benefits, vacation and medical benefits and whole-life policy of insurance in the amount of $500,000 with the beneficiary to be designated by the employee.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of March 31, 1997, certain information concerning ownership of the Company's common stock by each director and all officers and directors as a group. At March 31, 1997, no other person nor entity owns more than 5% of the Company's outstanding shares, as indicated by the Company's securities transfer agent.


NAME AND ADDRESS OF                                          NUMBER OF SHARES                PERCENTAGE
BENEFICIAL OWNER                                             BENEFICIALLY OWNED             (*) OF CLASS
-------------------                                          ------------------             ------------
William L. Van Liere                                            2,687,500(1)                    26.94%
10 Stirrup Road
Rancho Palos Verdes, California 90274

E. Blaine Mansfield                                             1,543,750(2)                    15.48%
12465 Lewis Street
Suite 101
Garden Grove, California 92840

Donald Ackerman                                                 1,043,750(3)                    10.46%
12465 Lewis Street
Suite 101
Garden Grove, California 92840

All Officers and Directors                                      5,275,000                       52.88%
As a Group (3 persons)

------------------------

(1) Excludes 400,000 shares of common stock owned by adult children and grand-children of William L. Van Liere, as to which shares Mr. Van Liere disclaims any ownership.

(2) Includes 150,000 shares of common stock owned of record by children of Mr. Mansfield.

(3) Excludes 500,000 shares of Common Stock owned of record by adult children and grandchildren of Mr. Ackerman, as to which shares Mr. Ackerman disclaims any ownership.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         As of March 31, 1997, the Company was indebted to its principal shareholder in the approximate amount of $466,890. The Company and its predecessor have borrowed money from time to time from its principal shareholder on terms which the Company deems to be favorable. See Note 1 and
Note 4 of Notes to Financial Statements.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED WITH REPORT

         1. Financial Statements. The financial statements listed in the index to financial statements at Item 7 are filed as part of this report.

         2. Exhibits. The Exhibits listed on the accompanying Index to Exhibits are filed as part of this report.

(b)      REPORTS ON FORM 8-K

1. Item reported:                   Item 4 - Change of Accountants

(c)      EXHIBITS                   See Item 13 (a) 2 above.



                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NET/GUARD Technologies, Inc.

                                       By  /s/ E. BLAINE MANSFIELD
                                         ---------------------------------------
                                           Chief Financial Officer, and Director
                                           (Principal Accounting Officer)

                                       Dated: August 8, 1997

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

August 11, 1997                        /s/ WILLIAM L. VAN LIERE
                                       -----------------------------------------
                                       Chairman of the Board

August 11, 1997                        /s/ E. BLAINE MANSFIELD
                                       -----------------------------------------
                                       Chief Executive Officer, President
                                       and Director

August 11, 1997                        /s/ DONALD ACKERMAN
                                       -----------------------------------------
                                       Vice President, Secretary and Director

August 11, 1997                        /s/ VICTOR V. VURPILLAT
                                       -----------------------------------------
                                       Victor V. Vurpillat, Phd., Director

August 11, 1997                        /s/ OLEG BATRACHENKO
                                       -----------------------------------------
                                       Oleg Batrachenko, Director

NET/GUARD Corporation

INDEX TO EXHIBITS

3.1      Certificate of Incorporation of Registrant. (1)

3.2      By-Laws of Registrant. (1)

3.3      Certificate of Amendment of Certificate of Incorporation.

10.1     Employment Agreement dated May 1, 1996 between Registrant and
         E. Blaine Mansfield.

10.2 Employment Agreement dated May 1, 1996 between Registrant and Donald Ackerman.

10.3 Agreement of Purchase and Sale of Stock dated as of April 30, 1997 by and among NetPage Communications, Inc., its shareholders and Registrant.

21.      Subsidiaries of the Registrant.

27.      Financial Data Schedule.

(1) Incorporated by reference to the Exhibits to the Registration Statements on Form SB-2, as amended, as filed with the Securities and Exchange Commission.