Form 10QSB
period 1997-06-30
NET/GUARD TECHNOLOGIES INC
filed 1997-08-20
CIK 1003345

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ___________ to ____________


      Commission File Number



                          NET/GUARD TECHNOLOGIES, INC.
       (Exact Name of Small Business Issuer as Specified in Its Charter)


             Delaware                           FEIN 22-3372522
(State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)                Identification No.)



                            12465 Lewis Street #101
                         Garden Grove, California 92840
                    (Address of Principal Executive Offices)


                                 (714) 703-2280
              (Registrant's Telephone Number, Including Area Code)


          Check whether the Registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                               Yes [X]     No [ ]

                               TABLE OF CONTENTS

                                     PART I


Item 1.        Financial Statements

Item 2.        Management Discussion & Analysis


                                    PART II

Item 1.        Legal Proceedings

Item 2.        Changes in Security

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote
               of Security Holders

Item 5.        Other Information

Item 6.        Exhibits and Reports on Form 8-K

Item 7.        Signatures

ITEM 1
                          NET/GUARD TECHNOLOGIES, INC.*
                           CONSOLIDATED BALANCE SHEET
                                    30-Jun-97
                                   (Unaudited)

                            CURRENT ASSETS

Cash                                       $   405,303
Accounts Receivables                       $   117,284
Inventory                                  $   112,427
Prepaid Expenses                           $     3,819
Deposits                                   $     4,597
                                           -----------

  TOTAL CURRENT ASSETS                                         $   643,429

                  OTHER ASSETS

Trademark (Net)                            $    10,108
Minority Interest                          ($   91,895)
                                           -----------

  TOTAL OTHER ASSETS                                          ($   81,787)

                  FIXED ASSETS

Property and Equipment (net)               $   141,182
                                           -----------

  TOTAL FIXED ASSETS                                          $   141,182

                                                              -----------
TOTAL ASSETS                                                  $   702,824
                                                              ===========

                    LIABILITIES

CURRENT LIABILITIES:

Account Payable                            $    97,434
Commissions & Royalties Payable            $     7,453
Current Portion of Long-Term Payable       $   156,333
Accrued Expenses                           $       818
Wages Payable                              $    15,456
                                           -----------

  TOTAL CURRENT LIABILITIES                                   $   277,494

LONG-TERM LIABILITIES

Long-Term Debt                             $   271,472
                                           -----------

  TOTAL LONG-TERM LIABILITIES                                 $   271,472

                                                              -----------
  TOTAL LIABILITIES                                           $   548,966

                                     EQUITY

Common Stock                               $ 2,499,092
Retained Earnings                          $(1,769,380)
Net Income (Loss)                          $  (483,958)
                                           -----------
TOTAL STOCKHOLDERS EQUITY                                     $   245,753

20% MINORITY INTEREST                                         $   (91,895)
                                                              -----------
TOTAL                                                         $   702,824
                                                              ===========

                          NET/GUARD Technologies, Inc.*
                          Consolidated Income Statement
                    For the Three Months Ended June 30, 1997
                                   (Unaudited)


NET SALES                         $ 381,017
Cost of Sales                     $ 333,317
                                                     ---------
GROSS PROFIT                                         $  47,700

Operating Expenses

Sales                             $ 200,389
Administration                    $ 331,602
Engineering                       $  47,675
Royalties                         $     496
                                                     ---------
                                                     $ 580,162

Other Income and Expenses

Interest Earned                   $   2,005
Interest Expense                  $   7,487
                                                     ---------
                                                     $   5,482

MINORITY INTEREST                                    $ (53,986)

NET Income (LOSS)                                    $(483,968)
                                                     =========


*NetPage Communications, Inc. is 80% owned by NET/GUARD Technologies, Inc.

                          NET/GUARD TECHNOLOGIES, INC.
                         NETPAGE COMMUNICATIONS, INC.*


                                                                   Period from
                                                                   May 9, 1996
                                                  Three Months      (Date of
                                                     Ended        Inception) to
                                                 June 30, 1997    June 30, 1996
                                                 -------------    -------------

Net Sales ..................................         391,017           66,970
                                                   ---------        ---------
Cost of Sales ..............................         333,117           14,953
  Gross Profit .............................          47,700           52,017

Selling, general and administrative expenses         590,162          161,514

Other Income (Expenses) ....................           2,005              961
  Interest Income
  Interest Expense .........................           7,487            5.$73
                                                   ---------        ---------
                                                       5,482            4,562

Minority Interest ..........................         (53,996)

Loss before provision for income taxes .....        (483,958)        (114,060)
                                                   ---------        ---------


 *NetPage Communications, Inc. is 10% owned by NET/GUARD Technologies, Inc.

ITEM 2
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULT OF OPERATIONS

        The discussion below should be read in conjunction with the Financial Statements of the Company and Notes thereto appearing herein.

INTRODUCTION

        This discussion summarizes significant factors affecting the operating results, financial condition and liquidity/cash flows of the Company for the three months ended June 30, 1997 compared to the period from inception (May 9, 1996) to June 30, 1996.

        In April 1997, NetGuard purchased Netpage Communications, Inc. The effects the purchase had on the financial condition.

RESULTS OF OPERATIONS

        The following is a discussion of the operating results for the quarter ended June 30, 1997 compared to the two month period from inception (May 9, 1996) to June 30, 1996.

        Gross revenue for the three months ended June 30, 1996 were $381,017 as compared to $66,870 for the period ended June 30, 1996. The increase of 570% is attributed to the introduction of new product lines and the acquisition of NetPage Communications, Inc. on April 30, 1997.

        Gross profit was $44,770 and $52,017 for the periods ended June 30, 1997 and 1996, respectively. As a percentage of net sales, the gross profit margins for the periods ended June 30, 1997 and 1996 were 12.5% and 77.8% respectively. The decrease in gross profit margins is due to the difference in types of sales for the comparitive periods. In the first quarter of 1996 the major portion of sales were derived from selling license agreements which do not have a related cost of sale, where as sales in the first quarter of 1997 are primarily from the sale of hardware related products.

        Sales, general and administrative expenses were $580,162 and $161,514 for the periods ended June 30, 1997 and 1996 respectively. Expenses for the period ended June 30, 1996 were primarily comprised of the start-up costs of the new company as compared to the expenses for the period ended June 30, 1997 where the acquisition of NetPage Communications, Inc. significantly effected the expenses.

        The company incurred a net loss of $483,958 for the period ended June 30, 1997 as compared to a net loss of $114,060 for the period ended June 30, 1996.

                                     PART II


Item 1.       Legal Proceedings                     None

Item 2.       Changes in Securities                 None

Item 3.       Defaults Upon Senior Securities       None

Item 4.       Submission of Matters to a
              Vote of Security Holders              None

Item 5.       Other Information                     None

Item 6.       Exhibits                              None
              Reports on Form 8-K                   None

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            BY /s/ E. BLAINE MANSFIELD
                                               --------------------------------
                                               E. Blaine Mansfield, President
Dated: 8/15/97