Form 10QSB
period 1997-09-30
NET/GUARD TECHNOLOGIES INC
filed 1997-12-05
CIK 1003345

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549


                                   FORM 10-QSB


[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1997

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


                                 Yes [X] No [ ]

                                TABLE OF CONTENTS


                                     Part I


Item 1.   Financial Statements                                           3

Item 2.   Management Discussion & Analysis                               8


                                     Part II


Item 1.   Legal Proceedings                                             10
Item 2.   Changes in Securities                                         10
Item 3.   Defaults Upon Senior Securities                               10
Item 4.   Submission of Matters to a Vote of Security Holders           10
Item 5.   Other Information                                             10
Item 6.   Exhibits - Reports on Form 8-K                                10
Item 7.   Signatures                                                    11

                          NET/GUARD TECHNOLOGIES, INC.*
                          CONSOLIDATED INCOME STATEMENT
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                                   (Unaudited)


NET SALES                                  $698,951
Cost of Sales                              $385,962
                                                          ---------
GROSS PROFIT                                               $312,988

Operating Expenses                         $572,500
                                           --------

                                                           $572,500
Other Income and Expenses
Interest Earned                              $9,626
Interest Expense                             $6,930
                                                          ---------
                                                            ($2,696)
MINORITY INTEREST*                                         ($20,337)
NET INCOME (LOSS)                                         ($236,478)



 *Net/Guard Technologies, Inc. owns 80 percent of NetPage Communications, Inc.

                          NETGUARD TECHNOLOGIES, INC.*
                          CONSOLIDATED INCOME STATEMENT


                                       SIX MONTHS                   SIX MONTHS
                                    ENDED SEPTEMBER 97           ENDED SEPTEMBER 96

REVENUE

Sales                                $738,512                         $540
Less: Returns & Allowances           ($39,561)                          $0
                                    ---------                    ---------
Net Sales                            $698,951                         $540
Less: Cost of Sales                  $385,962                           $0
                                    ---------                    ---------
GROSS PROFIT                                       $312,989                          $540
Operating Expenses                   $569,804                     $197,789
                                    ---------                    ---------
                                                                                 $197,789
MINORITY INTEREST*                   ($20,337)                          $0
                                                                 ---------
                                                   ($20,337)                           $0
                                                  ---------                     ---------
NET INCOME (LOSS)                                 ($236,478)                    ($197,249)
                                                  =========                     =========


 *Net/Guard Technologies, Inc. owns 80 percent of NetPage Communications, Inc.

                          NET/GUARD TECHNOLOGIES, INC.*
                           CONSOLIDATED BALANCE SHEET
                                    30-Sep-97
                                   (Unaudited)


                CURRENT ASSETS
Cash                                                    $5,026
Accounts Receivable                                   $151,311
Inventory                                             $105,665
Prepaid Expenses                                      $167,052
    TOTAL CURRENT ASSETS                                             $429,054

                 OTHER ASSETS

Trademark (Net)                                         $9,066
Minority Interest*                                    ($73,302)
                                                   -----------
    TOTAL OTHER ASSETS                                               ($64,236)

                 FIXED ASSETS

PROPERTY & EQUIPMENT                                  $141,847
                                                   -----------
    TOTAL FIXED ASSETS                                               $141,847

                                                                  -----------
TOTAL ASSETS                                                         $506,665
                                                                  ===========

                 LIABILITIES

CURRENT LIABILITIES:

Account Payable                                       $294,875
Commissions & Royalties Payable                         $3,468
Current Portion of Long-Term Debt                     $156,333
Accrued Expenses                                        $5,816
Wages Payable                                          $20,788
                                                   -----------

    TOTAL CURRENT LIABILITIES                                        $481,280

LONG-TERM LIABILITIES
Note Payable                                           $50,000
Long-Term Debt                                        $195,417
                                                   -----------

    TOTAL LONG-TERM LIABILITIES                                      $245,417
                                                                  -----------
    TOTAL LIABILITIES                                                $726,697


 *Net/Guard Technologies, Inc. owns 80 percent of NetPage Communications, Inc.

                    EQUITY

Common Stock                                        $2,159,366
Retained Earnings                                  ($1,502,727)
Net Income (Loss)                                    ($803,370)
                                                   -----------
TOTAL STOCKHOLDERS EQUITY                                           ($146,731)
MINORITY INTEREST*                                    ($73,302)
                                                   -----------

                                                                     ($73,302)
                                                                  -----------
TOTAL                                                                $506,665
                                                                  ===========


 *Net/Guard Technologies, Inc. owns 80 percent of NetPage Communications, Inc.

                          NET/GUARD TECHNOLOGIES, INC.*
              CONSOLIDATED STATEMENT OF CASH FLOWS FROM OPERATIONS
                FOR THE PERIOD OF SIX MONTHS ENDED SEPTEMBER 1997


Cash Flows from Operations

Net Income                                              ($236,477)
Depreciation & Amortization                               $32,559
Other Current Liabilities                                $189,566
Account Receivable                                      ($120,389)
Other Current Assets                                    ($499,217)
Net Cash From Operations                                ($633,959)
Cash Flows for Financing
Common Stock Issued                                       $64,369
Long-Term Liabilities                                    ($26,055)
Net Cash Used for Financing                               $38,314
Cash Flows Used for Investments
Additions to property, plant, and equipment               ($9,492)
Net Cash Used for Investment                              ($9,492)
Net change in cash and equivalents                      ($605,137)


 *Net/Guard Technologies, Inc. owns 80 percent of NetPage Communications, Inc.

                          NET/GUARD TECHNOLOGIES, INC.
       MANAGEMENT'S DISCUSSION AND ANALYLYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS
                   FOR THE SIX MONTHS ENDED SEPTEMBER 30, 1997


1.     GENERAL

       The consolidated financial statements of Net/Guard Technologies, Inc. (the company) includes the financial statements of Netpage Communications, Inc., which is 80% owned by the Company. The Company acquired Netpage Communications, Inc. in April 1997. All intercompany transfers have been eliminated for the purposes of the consolidated financial statements in accordance with generally accepted accounting principles. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations in conformity with generally accepted accounting principles. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The following is a discussion of significant factors affecting the operating results, financial condition and liquidity/cash flows of the Company for the six months ended September 30, 1997 compared to September 30, 1996. The discussion below should be read in conjunction with the Financial Statements of the Company and Notes hereto appearing herein.

2.     RESULTS OF OPERATIONS

       Net/Guard Technologies, Inc. has substantially changed its primary focus from fault-tolerant technologies to Internet related technologies with the acquisition of Netpage Communications, Inc. Therefore, the six months ended September 30, 1996 and the six months ended September 30, 1997 is a comparison of operations resulting from the sale of two primarily different products.

       Gross revenue for the six months ended September 30, 1997 was $738,512 as compared to $540 in September 1996. The increase is due to the introduction of new product lines and the acquisition of Netpage Communications, Inc. Netpage Communications, Inc. experienced rapid expansion, which yielded an increase of revenue 2.8 times greater than that of the first quarter which also led to a substantial increase in expenses. Revenue growth was attributed to the introduction of new products, increased client base, as well as improvements of efficiency and productivity.

       The change in gross profit from $540 to $312,989 for the period ended September 1996 and September 1997, respectively, is due to a change in product lines. The major portion of sales in the six months ended September 1997 were hardware related with an associated cost of sales.

       Operating Expenses increased from $197,789 for the six months-ended September 1996 to $569,804 in the six-month period ended September 30, 1997. The increase in operating expenses is due to an increased workforce, expansion, and a substantial amount of amortization, which stemmed from the acquisition of Netpage.

       The company incurred a net loss of $236,478 for the period ended September 30, 1997 as compared to a net loss of $197,249 in the period ended September 30, 1996.

       Net/Guard has not paid principal and interest on a promissory note in the amount of $50,000, owed to an officer, which matured on November 15, 1997. The Note carries a 10% interest rate with payments being interest only. The last payment was made on August 15, 1997 in the amount of $486.10. September, October, and November 1997 payments have also not been made. The balance due, inclusive of interest, on this Note is $52,458.30.

       Long term debt, also owing to the same officer, totaling $351,750 carries an 8% interest rate and is currently in arrears. The current portion of long tern debt, due this year, is $156,333. This debt was originally incurred in May 15, 1996 with an original principal balance of $469,000. The Company has not made payments for September, October, and November 1997 aggregating $44,166.16.

       There are no assurances that Net/Guard will be able to satisfy all of its obligations given its current liquidity position. As of September 30, 1997, the Company had total assets of $506,665 and total liabilities of $726,697 The company also had a negative working capital ( current assets less current liabilities).

                                     PART II


Item 1.       Legal Proceedings

              A) Superior Court of the State of California For the County of Orange

                     Case #783338

                     Scott J. Walker, an individual, Plantiff vs. E. Blaine Mansfield, an individual; Net/Guard Technologies, Inc. a Delaware Corporation; Netpage Communications, Inc. an Illinois Corporation

                     A complaint for money damages and equitable relief based upon:

                     1.     Fraud Based Upon Intentional Misrepresentation;
                     2.     Fraud and Deceit Based Upon Negligent
                            Misrepresentation of Fact;
                     3.     Fraud based Upon Suppression of Material Fact;
                     4.     Conversion
                     5.     Breach of Contract
                     6.     Promissory Estoppel; and
                     7. Temporary Restraining Order, Preliminary and Permanent Injunctions.

                     was filed on August 22, 1997 with a jury trial requested. As of November 1997, the Company has not filed an answer. The Company and the plaintiff are currently engaged in settlement discussions, which if successful, the company believes will not result in any material liability. No assurances can be given that the Company's belief will prove correct.

              B) Municipal Court of California, Orange County Harbor Judicial District

                     Case #97HC02294

                     Rainer Freytag, an individual DBA as Adman vs. Netpage Communications, Inc.,

                     Rainer Freytag, former president of Netpage Communications, Inc., is suing for $18,750 in compensation plus 10% prejudgement interest per year from December 31, 1996. This case was filed May 7, 1997. Trial is set for February 1998. The company expects to file an answer although the matter is in its preliminary stages, the Company believes the matter is without merit.


Item 2.       Changes in Securities                                     None

Item 3.       Defaults Upon Senior Securities                           None

Item 4.       Submission of Matters to a Vote of Security Holders       None

Item 5.       Other Information                                         None

Item 6.       Exhibits - Reports on Form 8-K                            None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




By             [SIG]                               Date 12/12/97
  -----------------------------------             ---------------
   E. Blaine Mansfield, President