Form 10QSB
period 1997-12-31
NET/GUARD TECHNOLOGIES INC
filed 1998-03-06
CIK 1003345

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                  FORM 10-QSB

[X] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended December 31, 1997

[ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______

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

Item 2.        Changes in Securities

Item 3.        Defaults Upon Senior Securities

Item 4.        Submission of Matters to a Vote of Security Holders

Item 5.        Other Information

Item 6.        Exhibits - Reports on Form 8-K

Item 7.        Signatures

                         NET/GUARD TECHNOLOGIES, INC.*
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 1997
                                  (UNAUDITED)



Current Assets
  Accounts Receivable                                                               $172,377
  Inventory                                                                         $101,142
  Prepaid Expenses                                                                  $148,705
                                                                                 -----------
Total Current Assets                                                                                     $422,224
Fixed Assets (Net)                                                                  $142,543
                                                                                 -----------
                                                                                                         $142,543
Other Assets                                                                         $12,622
                                                                                 -----------
                                                                                                          $12,622
                                                                                                       ----------
    TOTAL ASSETS                                                                                         $577,389
                                                                                                       ==========
Liabilities and Equity

Current Liabilities

  Bank Overdraft                                                                     $50,144
  Accounts Payable                                                                  $293,058
  Other Payables                                                                     $99,953
  Current Portion of Long-Term Debt                                                 $156,333
  Short-Term Loan                                                                    $40,000
                                                                                 -----------
Total Current Liabilities
                                                                                                         $639,488
Long-Term Liabilities

  Note Payable                                                                       $50,000
  Long-Term Debt                                                                    $195,417
                                                                                 -----------
                                                                                                         $245,417
                                                                                                       ----------
    Total Liabilities                                                                                    $884,905

Minority Interest                                                                    $96,352
                                                                                 -----------
Stockholders Equity                                                                                       $96,352

  Common Stock                                                                    $2,159,366
  Retained Earnings                                                              $(1,532,470)
  Net Income/Loss                                                                $(1,030,763)
                                                                                 -----------

Total Stockholders Equity                                                                               $(403,868)
                                                                                                       ----------
TOTAL LIABILITIES, MINORITY INTEREST, AND STOCKHOLDERS EQUITY                                            $577,389
                                                                                                       ==========



 *Net/Guard Technologies, Inc. owns 80 percent of NetPage Communications, Inc.

                         NET/GUARD TECHNOLOGIES, INC.*
                         CONSOLIDATED INCOME STATEMENT
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1997
                                  (UNAUDITED)


     NET SALE                      $573,833
     Cost of Sales                 $289,576
                                                      ----------
     GROSS PROFIT                                      $284,257

     Operating Expenses            $544,902
                                   --------
                                                       $544,902
     Other Income and Expenses

     Interest Earned                 $8,213
     Interest Expense               $15,209
                                                      ----------
                                                         $6,996
     MINORITY INTEREST*                                ($40,249)

     NET INCOME (LOSS)                                ($227,392)




 * Net/Guard Technologies, Inc. owns 80 percent of NetPage Communications, Inc.

                         NET/GUARD TECHNOLOGIES, INC.*

                         CONSOLIDATED INCOME STATEMENT


                               INCEPTION TO                 NINE MONTHS
                            DECEMBER 31, 1996         ENDED DECEMBER 31, 1997


REVENUE
Sales                    $ 76,290                   $1,683,033
Less: Cost of Sales      $ 16,559                   $1,038,607
                         --------                   ----------

GROSS PROFIT                          $  59,731                     $   644,425


Operating Expenses       $867,702                   $1,791,149
                         --------                   ----------

                                      $ 867,702

MINORITY INTEREST*       $      0                   $ (129,075)
                         --------
                                      $       0                    $  (129,075)
                                      ---------                    -----------
NET INCOME (LOSS)                     $(807,971)                   $(1,030,763)
                                      =========                    ===========




*Net/Guard Technologies, Inc. owns 80 percent of NetPage Communications, Inc.

                         NET/GUARD TECHN0LOGIES, INC.*
              CONSOLIDATED STATEMENT OF CASH FLOW FROM OPERATIONS
             FOR THE PERIOD OF THREE MONTHS ENDED DECEMBER 31, 1997

Cash in the Beginning of the period              $5,026

Cash Flows from Operations

Net Income                                    $(267,641)
Depreciation & Amortization                     $53,975
Other Current Liabilities                      $117,165
Account Receivable                              $21,066
Other Current Assets                           $(18,273)

Net Cash From Operations                       $(93,708)

Cash Flows for Financing

Common Stock Issued                                  $0
Short-Term Loan                                 $47,500
Long-Term Liabilities                                $0

Net Cash Used for Financing                     $47,500

Cash Flows Used for Investments

Additions to property, plant, and equipment     $(8,962)

Net Cash Used for Investment                    $(8,962)

Net change in cash and equivalents              (55,170)

Cash at the End of the Period                   (50,144)

Net Change in Cash                              (55,170)

*Net/Guard Technologies, Inc. owns 80 percent of NetPage Communications, Inc.

                          NET/GUARD TECHNOLOGIES, INC.
        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND
                             RESULTS OF OPERATIONS
                  FOR THE NINE MONTHS ENDED DECEMBER 31, 1997


1.      GENERAL

        The consolidated financial statements of Net/Guard Technologies, Inc. (the company) includes the financial statements of Netpage Communications, Inc., which is approximately 80% owned by the Company. The Company acquired Netpage Communications, Inc. in April 1997. All intercompany transfers have been eliminated for the purposes of the consolidated financial statements in accordance with generally accepted accounting principles. These consolidated financial statements have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations in conformity with generally accepted accounting principles. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The following is a discussion of significant factors affecting the operating results, financial condition and liquidity/cash flows of the Company for the nine months ended December 31, 1997 compared to inception (May 9, 1996) through December 31, 1996. The discussion below should be read in conjunction with the Financial Statements of the Company and Notes hereto appearing herein.

2.      RESULTS OF OPERATIONS

        The following is a discussion of the operating results for the period of nine months ended December 31, 1997 for the company compared to inception (May 9, 1996) through December 30, 1996. Net/Guard Technologies, Inc. focus has substantially changed from fault-tolerant technologies to Internet related technologies with the acquisition of Netpage Communications, Inc. Therefore, the period of inception through December 30, 1996 and the nine months ended December 30, 1997 is a comparison of operations resulting from the sale of two primarily different products.

        Gross revenue for the nine months ended December 31, 1997 were $1,683,033 as compared to $76,290 in December 1996. The increase is due to the change in focus from fault-tolerant to internet related technologies.

        Gross profit was $644,425 and $59,731 for the periods ended December 31, 1997 and 1996 respectively. As a percentage of net sales, the gross profit margins for the nine months ended December 31, 1997 and 1996 were 38% and 78% respectively. The substantial change in margins are due to changes in product lines which have a higher hardware cost associated in the cost of sales. Margins are expected to increase as is evidenced in the three months period ended December 31, 1997 in which margins are 50%.

        Operating Expenses increased from $867,702 from inception through December 1996 to $1,791,149 in the nine-month period ended December 30, 1997. The increase in operating expenses is due to an increased workforce, expansion, and a substantial amount of amortization, which stemmed from the acquisition of Netpage.

        The Company incurred a net loss of $1,030,763 for the period ended December 30, 1997 as compared to a net loss of $807,971 in the period ended December 30, 1996. The losses are attributed to the Company's inability to acquire sufficient working capital.

        Net/Guard has not paid principal and interest on a promissory note in the amount of $50,000, owed to an officer, which matured on November 15, 1997. The Note carries a 10% interest rate with payments being interest only. The last payment was made on August 15, 1997 in the amount of $486.10.

December, October, and November 1997 payments have also not been made. The balance due, inclusive of interest, on this Note is $52,458.30. Additional penalties may apply the longer payment is prolonged.

     Long term debt, also owing to the same officer, totaling $351,750 carries an 8% interest rate and is currently in arrears. The current portion of long term debt, due this year, is $156,333. This debt was originally incurred in May 15, 1996 with an original principal balance of $469,000. The Company has not made payments for September, October, and November, December 1997 and January 1998 aggregating $73,610.27.

     There are no assurances that Net/Guard will be able to satisfy all of its obligations given its current liquidity position. As of December 30, 1997, the Company had total assets of $527,244 and total liabilities of $834,761. The Company is currently operating with a negative working capital.

                                    PART II

Item 1.   Legal Proceedings

          A)   Municipal Court of California, Orange County Harbor Judicial
               District

               Case #97HC02294

               Rainer Freytag, an individual DBA as Adman vs. Netpage Communications, Inc.,

               Rainer Freytag, former president of Netpage Communications, Inc., is suing for $18,750 in compensation plus 10% prejudgement interest per year from December 31, 1996. This case was filed May 7, 1997. Trial is set for February 1998 but a preliminary settlement has been reached. The Company has agreed to pay Mr. Freytag $2,000 over a three month period starting in March 1998. As an incentive for this payment, Mr. Freytag agreed to return all of his common stock which consists of 20,000 shares to the Company.

Item 2.   Changes in Securities                                       None

Item 3.   Defaults Upon Senior Securities                             None

Item 4.   Submission of Matters to a Vote of Security Holders         None

Item 5.   Other Information

          B) Olag Butrachenko, a director, resigned in November to pursue personal business.

          C) Victor Vurpillait, a director, resigned in October to pursue personal business.

          D) The current Board of Directors, as of December 31, 1997, consists of E. Blaine Mansfield, Donald Ackerman, and William Van Liere.

Item 6.   Exhibits -- Reports on Form 8-K                             None

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



By /s/ E. BLAINE MANSFIELD                        Date     3/5/98
   -------------------------------                     -----------------
   E. Blaine Mansfield, President